Form 10-Q
period 1996-03-31
PIONEER AMERICAS ACQUISITION CORP
filed 1996-05-15
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the quarterly period ended March 31, 1996

                                       OR


         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 33-98828


                       PIONEER AMERICAS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                               06-1420850
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


      4200 NATIONSBANK CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (713)225-3831
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X , No   .
                                       ---    ---
         On May 10, 1996, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

         The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                        ----
Item 1.   Consolidated Financial Statements

    [ ]     Consolidated Balance Sheets--March 31, 1996 and December 31, 1995                             3

    [ ]     Consolidated Statements of Operations--Three Months Ended March 31, 1996 and Predecessor
            Company Three Months Ended March 31, 1995                                                     5

    [ ]     Consolidated Statements of Cash Flows--Three Months Ended March 31, 1996 and Predecessor
            Company Three Months Ended March 31, 1995                                                     6

    [ ]     Notes to Consolidated Financial Statements                                                    8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          10

                           PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                               12


                       PIONEER AMERICAS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  1996            1995
                                                                                               ----------      ---------
Assets
Current assets:
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    10,939    $    11,218
      Accounts receivable, less allowance for doubtful accounts of $1,511 at
         March 31, 1996 and $1,424 at December 31, 1995 . . . . . . . . . . . . . . . . .          28,265         29,385
      Due from parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,339            574
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,913         13,004
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,091          3,766
                                                                                              -----------    -----------
           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,547         57,947
Property, plant, and equipment, at cost:
      Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,711          1,711
      Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,955         13,997
      Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          69,039         67,587
      Cylinders and tanks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,503          4,503
      Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,141          9,394
                                                                                              -----------    -----------
                                                                                                  106,349         97,192
      Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,131)        (7,795)
                                                                                              -----------    -----------
                                                                                                   96,218         89,397
Other assets, net of accumulated amortization of $1,428 at March 31, 1996 and
   $1,068 at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,537         11,664
Excess cost over the fair value of net assets acquired, net of accumulated amortization
   of $4,497 at March 31, 1996 and $3,311 at December 31, 1995  . . . . . . . . . . . . .         112,578        108,940
                                                                                              -----------    -----------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   278,880    $   267,948
                                                                                              ===========    ===========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1996             1995
                                                                                  ---------        ---------
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         $  14,232        $  20,183
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .            27,609           23,877
      Returnable deposits . . . . . . . . . . . . . . . . . . . . . . . .             3,320            3,437
      Current maturities of long-term debt  . . . . . . . . . . . . . . .                --               --
                                                                                  ---------        ---------
           Total current liabilities  . . . . . . . . . . . . . . . . . .            45,161           47,497
Bank Credit Facility  . . . . . . . . . . . . . . . . . . . . . . . . . .                --               --
13 3/8% First Mortgage Notes due 2005 . . . . . . . . . . . . . . . . . .           135,000          135,000
Minority interest owned by parent . . . . . . . . . . . . . . . . . . . .               225               --
Long-term debt, less current maturities . . . . . . . . . . . . . . . . .             8,017               --
Returnable deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,281            3,281
Accrued pension and other employee benefits . . . . . . . . . . . . . . .            13,934           13,573
Future tax effects  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --               --
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .            14,999           13,170

Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . .                --               --

Stockholders' equity:
      Common stock, $.01 par value, authorized 1,000 shares, issued and
         outstanding 1,000 shares . . . . . . . . . . . . . . . . . . . .                 1                1
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .            51,077           49,652
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .             7,185            5,774
                                                                                  ---------        ---------
           Total stockholders' equity   . . . . . . . . . . . . . . . . .            58,263           55,427
                                                                                  ---------        ---------
           Total liabilities and stockholders' equity   . . . . . . . . .         $ 278,880        $ 267,948
                                                                                  =========        =========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                PREDECESSOR
                                                                                  COMPANY
                                                             THREE MONTHS       THREE MONTHS
                                                                 ENDED             ENDED
                                                               MARCH 31,          MARCH 31,
                                                                  1996              1995
                                                             ------------      --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .       $    48,896       $      47,842
Costs and expenses:
      Cost of sales . . . . . . . . . . . . . . . . . .            34,749              30,628
      Selling, general and administrative . . . . . . .             6,837               5,241
      Interest expenses . . . . . . . . . . . . . . . .             4,229               1,375
                                                              -----------       -------------
           Total costs and expenses   . . . . . . . . .            45,815              37,244
Other income, net . . . . . . . . . . . . . . . . . . .                85                 379
Minority interest . . . . . . . . . . . . . . . . . . .               110                  --
                                                              -----------       -------------
Income before taxes and extraordinary item  . . . . . .             3,276              10,977
Provision for income taxes. . . . . . . . . . . . . . .            (1,865)             (4,503)
                                                              -----------       -------------
Income before extraordinary item  . . . . . . . . . . .             1,411               6,474
Extraordinary item, early extinguishment of debt
   (net of income tax benefit of $2,140)  . . . . . . .                --              (3,420)
                                                              -----------       -------------
Net income  . . . . . . . . . . . . . . . . . . . . . .       $     1,411       $       3,054
                                                              ===========       =============

Net income per share  . . . . . . . . . . . . . . . . .       $     1,411
                                                              ===========

Weighted average number of shares of common stock
   outstanding  . . . . . . . . . . . . . . . . . . . .                 1
                                                              ===========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               PREDECESSOR
                                                                                 COMPANY
                                                            THREE MONTHS       THREE MONTHS
                                                                ENDED             ENDED
                                                               MARCH 31,         MARCH 31,
                                                                 1996              1995
                                                            ------------       ------------
Operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . .        $   1,411        $   3,054
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization . . . . . . . . . .            4,568            3,673
      Minority interest owned by Parent . . . . . . . .             (110)             --
      Write-off of previous finance costs . . . . . . .              --             1,282
      Equity in earnings of BII and VVLC  . . . . . . .              --              (211)
      Future tax effects  . . . . . . . . . . . . . . .              --            (1,707)
      Utilization of NOL  . . . . . . . . . . . . . . .            1,425              --
      Changes in operating assets and liabilities
      (net of purchase of Kemira Water Treatment,
      Inc.):
         Accounts receivable  . . . . . . . . . . . . .            2,257           (2,013)
         Due from affiliates  . . . . . . . . . . . . .             (765)             --
         Inventories  . . . . . . . . . . . . . . . . .             (490)            (895)
         Prepaid expenses . . . . . . . . . . . . . . .            1,720              562
         Other assets . . . . . . . . . . . . . . . . .              129           (1,078)
         Accounts payable . . . . . . . . . . . . . . .           (8,118)           1,630
         Accrued liabilities  . . . . . . . . . . . . .            3,732           (2,163)
         Returnable deposits  . . . . . . . . . . . . .             (117)            (303)
         Other long-term liabilities  . . . . . . . . .              361             (384)
                                                               ---------        ---------
Net cash provided by operating activities . . . . . . .            6,003            1,447
Investing activities:
      Purchase of Kemira Water Treatment, Inc. .  . . .           (1,237)             --
      Purchases of property, plant and equipment  . . .           (5,114)          (2,974)
                                                               ---------        ---------
Net cash used in investing activities . . . . . . . . .           (6,351)          (2,974)
Financing activities:
      Payments on long-term debt  . . . . . . . . . . .              --           (98,470)
      Proceeds from borrowings on long-term debt  . . .              --           100,000
      Dividends paid on common stock  . . . . . . . . .              --            (2,341)
                                                               ---------        ---------
Net cash used in financing activities . . . . . . . . .              --              (811)
                                                               ---------        ---------
Decrease in cash  . . . . . . . . . . . . . . . . . . .             (348)          (2,338)
Cash at beginning of period . . . . . . . . . . . . . .           11,218            3,310
Cash acquired in purchase . . . . . . . . . . . . . . .               69              --
                                                               ---------        ---------
Cash at end of period . . . . . . . . . . . . . . . . .        $  10,939        $     972
                                                               =========        =========


                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                                 (IN THOUSANDS)


                                                                                                            PREDECESSOR
                                                                                                               COMPANY
                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                     MARCH 31,                MARCH 31,
                                                                                        1996                     1995
                                                                                    -----------             ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $      231                $   2,348
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,150                    1,300

Supplemental schedule of noncash investing and financing
   activities:
         The allocation of the purchase price of Kemira Water Treatment,
           Inc. is summarized as follows:
              Cash paid for purchase . .  . . . . . . . . . . . . . . .             $    1,237
              Long-term note issued to seller   . . . . . . . . . . . .                  8,017
              Liabilities assumed   . . . . . . . . . . . . . . . . . .                  2,167
              Minority interest   . . . . . . . . . . . . . . . . . . .                    335
                                                                                    ----------
                   Fair value of assets acquired  . . . . . . . . . . .             $   11,756
                                                                                    ==========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



1.  ORGANIZATION AND BASIS OF PRESENTATION

   Pioneer Americas Acquisition Corp. ("Pioneer") was incorporated in Delaware on March 6, 1995. Pioneer is 100% owned by Pioneer Companies, Inc. ("PCI"). The consolidated financial statements include the accounts of Pioneer and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION EFFECTIVE APRIL 20, 1995

   On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer, and the holders of the outstanding common stock and other common equity interests (the "Sellers") of Pioneer Americas, Inc. (the "Predecessor Company"), Pioneer acquired all of such stock and interests (the "Acquisition") for a purchase price of approximately $176 million.

   The Acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to April 20, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of April 20, 1995. The consolidated balance sheet, statement of operations and statement of cash flows at and for all periods ending March 31, 1996 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

   Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

   On February 2, 1996, the purchase of Kemira Water Treatment, Inc.
("KWT"), including certain royalty and license agreements, from a subsidiary of Kemira Oy of Finland ("Kemira") was completed. The purchase price was approximately $9.6 million, of which $1.6 million was paid in cash and $8.0 million in a noted issued to Kemira. The $8.0 million note bears an interest rate equal to LIBOR plus 1.2%. The principal on the note is payable in four equal installments on March 31, 2000, March 31, 2001, March 31, 2002 and December 31, 2002, and interest is payable annually on December 31. KWT produces specialty and commodity inorganic coagulants, including polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate, at its plant in Savannah, Georgia for sale to the water treatment market in the eastern United States and the Caribbean.

   The combined operations of Imperial West Chemical Co. and KWT are now conducted by a new company, Kemwater North America Company ("Kemwater"), fifty percent of the common stock of which is held by PCI and fifty percent of the common stock of which is held by a subsidiary of Pioneer. The Company also owns all of the outstanding shares of Kemwater's preferred stock. The financial statements contain the results of KWT subsequent to February 2, 1996.

                       PIONEER AMERICAS ACQUISITION CORP.

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

PRO FORMA FINANCIAL DATA

   The following pro forma financial data present the consolidated financial results of operations as if the Acquisition had occurred at the beginning of the period presented and do not purport to be indicative of either future results of operations or results that would have occurred had the Acquisition actually been made as of such date.

              PRO FORMA COMBINED SUMMARY STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                     1996              1995
                                                                               ----------------   ---------------
                                                                                    ACTUAL           PRO FORMA
                                                                               --------------   -----------------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    48,896      $    47,842
Income before extraordinary item  . . . . . . . . . . . . . . . . . . . .               1,411            4,198
Extraordinary item, early extinguishment of debt (net of income tax
     benefit of $2,140) . . . . . . . . . . . . . . . . . . . . . . . . .                  --           (3,420)
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,411              778



2.  INVENTORIES

Inventories consist of the following:


                                                                                  MARCH 31,        DECEMBER 31,
                                                                               -------------      -------------
                                                                                    1996               1995
                                                                               -------------      -------------
                                                                                       (IN THOUSANDS)

Raw  materials, supplies, and parts . . . . . . . . . . . . . . . . . . .      $      11,130      $       9,849
Finished goods and work-in-process  . . . . . . . . . . . . . . . . . . .              3,783              3,155
                                                                               -------------      -------------
                                                                               $      14,913      $      13,004
                                                                               =============      =============

3.  CONTINGENCIES

   The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

                       PIONEER AMERICAS ACQUISITION CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the financial statments and the notes thereto.

   This item will discuss and analyze the financial condition of the Company at March 31, 1996 and the results of operations of the Company for the three months ended March 31, 1996 and the Predecessor Company for the three months ended March 31, 1995.

   The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated.


                                                                                       PREDECESSOR
                                                                                         COMPANY
                                                                         THREE            THREE
                                                                         MONTHS           MONTHS
                                                                         ENDED            ENDED
                                                                        MARCH 31,        MARCH 31,
                                                                          1996             1995
                                                                       ----------       ---------
                                                                           (IN THOUSANDS)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    48,896       $  47,842
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .            34,749          30,628
Selling, general and administrative expenses  . . . . . . . . .             6,837           5,241
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,229           1,375
Other income, net . . . . . . . . . . . . . . . . . . . . . . .                85             379
Minority interest . . . . . . . . . . . . . . . . . . . . . . .               110              --
                                                                       ----------       ---------
Income (loss) before income taxes and extraordinary item  . . .             3,276          10,977
Provision for income taxes  . . . . . . . . . . . . . . . . . .            (1,865)         (4,503)
                                                                       ----------       ---------
Net income (loss) before extraordinary expense  . . . . . . . .             1,411           6,474
Extraordinary expense (net of income tax benefit of $2,140) . .                --          (3,420)
                                                                       ----------       ---------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .        $    1,411       $   3,054
                                                                       ==========       =========


   Revenues

   Revenues increased by $1.0 million or 2.2% to $48.9 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The increase is a result of higher volumes, partially offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first quarter of 1996 decreased 12% from the first quarter of 1995.

   Cost of Sales

   Cost of sales increased by $4.1 million or 13.5% to $34.7 million for three months ending March 31, 1996. This increase is attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices resulting from the harsh winter.

   Selling, General and Administration

   Selling, general and administrative expense increased by $1.6 million or 30.5% to $6.8 million in 1996 primarily due to the increased amortization of goodwill resulting from the Acquisition and additional accrued compensation pursuant to the Company's incentive compensation program.

   Interest

   Interest expense increased by $2.9 million to $4.2 million in the first quarter of 1996 compared to the first quarter of 1995 due to indebtedness incurred as result of the Acquisition.

   Other Income, Net

   Other income, net was $0.3 million lower in the first quarter of 1996 due to insurance proceeds recognized in the 1995 period.

   Income Before Taxes and Extraordinary Item

   As a result of the above, net income before taxes and extraordinary expense decreased $7.7 million to $3.3 million from the 1995 quarter.

   Provision for Income Taxes

   Provision for income taxes in 1996 compared to 1995 decreased by $2.6 million due to a decrease in the pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

   Extraordinary Item

   An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the first quarter of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits -- The following exhibit is filed as part of this report:

         27       -- Financial Data Schedule

   (b)   Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated February 2, 1996. The report disclosed under Item 5, Other Events, the participation by a subsidiary of the Company in the purchase of Kemira Water
         Treatment, Inc., a company which produces specialty and commodity inorganic coagulants at its plant in Savannah, Georgia, and related technology and product supply agreements. No financial statements were filed with the report.


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 PIONEER AMERICAS ACQUISITION CORP.




May 15, 1996                     By:  /s/ Philip J. Ablove
                                      --------------------------------------
                                      Vice President and
                                      Chief Financial Officer

                              INDEX TO EXHIBITS



27  --          Financial Data Schedule