Form 10-Q
period 1996-06-30
PIONEER AMERICAS ACQUISITION CORP
filed 1996-08-13
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

           [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______________TO _______________

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

                                 (713) 225-3831
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]  No [ ]

     On August 12, 1996, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                                                   PART I--FINANCIAL INFORMATION

                                                                                                                    Page
                                                                                                                    ----
            Item 1.     Consolidated Financial Statements

              [ ]       Consolidated Balance Sheets--June 30, 1996 and December 31, 1995                              3

              [ ]       Consolidated Statements of Operations--Three Months Ended June 30, 1996 and 1995 and
                        Six Months Ended June 30, 1996 and 1995                                                       5

              [ ]       Consolidated Statements of Cash Flows--Six Months Ended June 30, 1996 and 1995                6

              [ ]       Notes to Consolidated Financial Statements                                                    9

            Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        11


                                                     PART II--OTHER INFORMATION

            Item 5.     Other Information                                                                            15
            Item 6.     Exhibits and Reports on Form 8-K                                                             15

                         PART I--FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
Assets
Current assets:
     Cash and cash equivalents                                            $         8,774      $       11,218
     Accounts receivable, less allowance for doubtful
       accounts of $1,451 at June 30, 1996 and $1,424 at
       December 31, 1995                                                           33,030              29,385
     Due from parent                                                                2,449                 574
     Inventories                                                                   14,193              13,004
     Prepaid expenses                                                               2,595               3,766
                                                                          ---------------      --------------
Total current assets                                                               61,041              57,947
Property, plant and equipment:
     Land                                                                           1,711               1,711
     Buildings and improvements                                                    17,036              13,997
     Machinery and equipment                                                       69,712              67,587
     Cylinders and tanks                                                            4,541               4,503
     Construction in progress                                                      17,730               9,394
                                                                          ---------------      --------------
                                                                                  110,730              97,192
     Less accumulated depreciation                                                (12,787)             (7,795)
                                                                          ---------------      --------------
                                                                                   97,943              89,397
Other assets, net of accumulated amortization of $1,829 at
     June 30, 1996 and $1,068 at December 31, 1995                                 13,457              11,664
Excess cost over fair value of net assets acquired, net of
     accumulated amortization of $5,453 at June 30, 1996
     and $3,311 at December 31, 1995                                              112,627             108,940
                                                                          ---------------      --------------
Total assets                                                              $       285,068      $      267,948
                                                                          ===============      ==============




                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------       -------------
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                     $        20,441       $      20,183
     Accrued liabilities                                                           24,629              23,877
     Returnable deposits                                                            3,573               3,437
                                                                          ---------------       -------------
Total current liabilities                                                          48,643              47,497
13 3/8% Mortgage Notes due 2005                                                   135,000             135,000
Minority interest owned by parent                                                     112                 --
Notes payable                                                                       8,017                 --
Returnable deposits                                                                 3,278               3,281
Accrued pension and other employee benefits                                        13,738              13,573
Other long-term liabilities                                                        15,243              13,170

Commitments and contingencies                                                         --                  --

Stockholders' equity:
     Common stock, $.01 par value,  authorized 1,000 shares,
          issued and outstanding 1,000 shares                                           1                   1
     Additional paid-in capital                                                    52,372              49,652
     Retained earnings                                                              8,664               5,774
                                                                          ---------------       -------------
Total stockholders' equity                                                         61,037              55,427
                                                                          ---------------       -------------
Total liabilities and stockholders' equity                                $       285,068       $     267,948
                                                                          ===============       =============





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                       PREDECESSOR
                                                                                                         COMPANY
                                                                                         PERIOD           PERIOD
                                                                              SIX         FROM             FROM
                                                  THREE MONTHS ENDED         MONTHS     INCEPTION       JANUARY 1
                                                        JUNE 30,             ENDED       THROUGH         THROUGH
                                                ----------------------      JUNE 30,     JUNE 30,        APRIL 20,
                                                   1996         1995          1996         1995            1995
                                                ---------    ---------     ---------    ---------      -----------
Revenues                                        $  54,217    $  36,405     $ 103,113    $  36,405        $  57,848
Costs and expenses:
     Cost of sales                                 38,993       24,901        73,742       24,901           37,400
     Cost of sales-acquisition related
       inventory step up                              --         1,671           --         1,671              --
     Selling, general and administrative            7,479        5,356        14,316        5,356            7,047
     Interest expense, net                          4,528        3,636         8,757        3,636            1,665
                                                ---------    ---------     ---------    ---------        ---------
       Total costs and expenses                    51,000       35,564        96,815       35,564           46,112
Minority interest                                     113           --           223          --               --
Other income, net                                       8          349            93          349             (115)
                                                ---------    ---------     ---------    ---------        ---------
Income before income taxes and
     extraordinary item                             3,338        1,190         6,614        1,190           11,621
Provision for income taxes                          1,859          848         3,724          848            4,809
                                                ---------    ---------     ---------    ---------        ---------
Income before extraordinary item                    1,479          342         2,890          342            6,812
Extraordinary expense (net of income
     tax benefit of $2,140)                            --           --            --           --           (3,420)
                                                ---------    ---------     ---------    ---------        ---------
Net income                                      $   1,479    $     342     $   2,890    $     342        $   3,392
                                                =========    =========     =========    =========        =========
Net income per share                            $   1,479    $     342     $   2,890    $     342
                                                =========    =========     =========    =========

Weighted average number of shares of
     common stock outstanding                           1            1             1            1
                                                =========    =========     =========    =========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  PREDECESSOR
                                                                                                    COMPANY
                                                                                      PERIOD         PERIOD
                                                                         SIX           FROM           FROM
                                                                       MONTHS       INCEPTION      JANUARY 1
                                                                        ENDED        THROUGH        THROUGH
                                                                      JUNE 30,       JUNE 30,      APRIL 20,
                                                                        1996           1995           1995
                                                                     -----------    ----------    ------------
Operating activities:
  Net income                                                         $     2,890    $      342      $    3,392
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                                       9,074         3,505           4,490
       Minority interest owned by
         parent                                                             (223)          --              --
       Write-off of previous finance
         costs                                                               --            --            1,282
       Gain on disposal of property,
         plant and equipment                                                 --            --               13
       Equity in earnings of Basic Investments, Inc.
         and Victory Valley Land Company, L.P.                               --            --             (204)
       Future tax effects                                                    --            --           (2,086)
       Utilization of net operating loss                                   2,720           --              --
         carryforward ("NOL")
       Changes in operating assets and
         liabilities (net of purchase of
         Kemira Water Treatment, Inc.):
            Accounts receivable                                           (2,508)        2,727          (3,570)
            Inventories                                                      230         1,208            (638)
            Due from parent                                               (1,875)          --              --
            Prepaid expenses                                               1,216          (148)            722
            Other assets                                                  (2,900)       (2,929)         (1,342)
            Accounts payable                                              (1,909)       (2,593)          4,899
            Accrued liabilities                                              752         3,083          (3,784)
            Returnable deposits                                              133           166            (259)
            Other long-term liabilities                                      420           238            (304)
                                                                     -----------    ----------      ----------
Net cash provided by operating
     activities                                                            8,020         5,599           2,611
                                                                     -----------    ----------      ----------



                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)


                                                                                           PREDECESSOR
                                                                                             COMPANY
                                                                              PERIOD          PERIOD
                                                                  SIX          FROM            FROM
                                                                MONTHS       INCEPTION      JANUARY 1,
                                                                 ENDED        THROUGH        THROUGH
                                                               JUNE 30,      JUNE 30,       APRIL 20,
                                                                 1996          1995            1995
                                                               ---------     ----------    -----------
Investing activities:
     Purchase of Kemira Water
       Treatment, Inc.                                            (1,237)           --             --
     Purchase of Predecessor Company                                 --        (152,318)           --
     Proceeds from the sale of
       property, plant and equipment                                 --             --              58
     Purchases of property, plant and
       equipment                                                  (9,296)        (3,271)        (3,447)
                                                               ---------     ----------     ----------
Net cash used in investing activities                            (10,533)      (155,589)        (3,389)
Financing activities:
     Payments on long-term debt                                      --         (24,500)      (103,971)
     Proceeds from borrowings on
       long-term debt                                                --          18,500        106,000
     Proceeds from borrowings on
       13 3/8% First Mortgage Notes
       due 2005                                                      --         135,000            --
     Dividends paid on preferred stock
       and purchase stock put warrant                                --             --          (2,341)
     Proceeds from issuance of
       common stock                                                  --          21,037            --
                                                               ---------     ----------     ----------
Net cash provided by (used in)
     financing activities                                            --         150,037           (312)
                                                               ---------     ----------     ----------
Net decrease in cash                                              (2,513)            47         (1,090)
Cash acquired in purchase                                             69          2,220            --
Cash at beginning of period                                       11,218            --           3,310
                                                               ---------     ----------     ----------
Cash at end of period                                          $   8,774     $    2,267     $    2,220
                                                               =========     ==========     ==========




                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)


                                                                                                PREDECESSOR
                                                                                                  COMPANY
                                                                                   PERIOD         PERIOD
                                                                      SIX           FROM           FROM
                                                                    MONTHS        INCEPTION      JANUARY 1
                                                                     ENDED         THROUGH        THROUGH
                                                                   JUNE 30,       JUNE 30,       APRIL 20,
                                                                     1996           1995           1995
                                                                   ----------     ---------      ---------
Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                                    $    9,201     $      32      $   3,067
       Income taxes                                                     3,048           165          1,852

Supplemental schedule of non-cash
  investing and financing activities:

     The allocation of the purchase price
       of the Acquisition is summarized
       as follows:
         Cash paid for Acquisition                                                $ 152,318
         Seller notes issued                                                         11,463
         NOL benefit recognized                                                      13,600
         Liabilities assumed                                                         90,596
                                                                                  ---------
         Fair value of assets acquired                                            $ 267,977
                                                                                  =========

     The allocation of the purchase price
       of Kemira Water Treatment, Inc.
       is summarized as follows:
         Cash paid for purchase                                    $    1,572
         Long-term note issued to seller                                8,017
         Liabilities assumed                                            2,167
                                                                   ----------
         Fair value of assets acquired                             $   11,756
                                                                   ==========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

    Pioneer Americas Acquisition Corp. ("Pioneer") was incorporated in Delaware on March 6, 1995 ("Inception"). Pioneer is 100% owned by Pioneer Companies, Inc. ("PCI"). The consolidated financial statements include the accounts of Pioneer and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The consolidated balance sheet as of June 30, 1996, the statements of operations as of and for the three- and six-month periods ending June 30, 1996 and 1995 and the statements of cash flows as of and for the six months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

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

    On February 2, 1996, the acquisition of Kemira Water Treatment, Inc. ("KWT"), including certain royalty and license agreements, from a subsidiary of Kemira Oy of Finland ("Kemira") was completed. The purchase price was approximately $9.6 million, of which $1.6 million was paid in cash and $8.0 million in a note issued to Kemira. The $8.0 million note bears an interest rate equal to LIBOR plus 1.2%. The principal on the note is payable in four equal installments on March 31, 2000, March 31, 2001, March 31, 2002 and December 31, 2002, and interest is payable annually on December 31. KWT produces specialty and commodity inorganic coagulants, including polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate, at its plant in Savannah, Georgia for sale to the water treatment market in the eastern
United States and the Caribbean.   The purchase of KWT has been accounted for
as a purchase transaction and, accordingly, the consolidated financial statements subsequent to February 2, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 2, 1996, and include the results of KWT subsequent to such date.

    KWT is wholly-owned by Kemwater North America Company ("Kemwater"), fifty percent of the common stock of which is held by PCI and fifty percent of the common stock of which is held by a subsidiary of Pioneer. The Company also owns all of the outstanding shares of Kemwater's preferred stock.

                       PIONEER AMERICAS ACQUISITION CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

PRO FORMA FINANCIAL DATA

    The following pro forma financial data presents the consolidated financial results of operations as if the Acquisition had occurred at the beginning of the period presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Acquisition actually been made as of such date.


                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------         ------------------------------
                                                               1996               1995                1996             1995
                                                           ------------       -----------        -------------      ------------
                                                              ACTUAL           PRO FORMA            ACTUAL            PRO FORMA
                                                           ------------       -----------        -------------      ------------
 Revenues                                                  $     54,217       $     46,411       $     103,113      $     94,253

 Income before extraordinary item                                 1,479                 49               2,890             4,247
 Extraordinary item, early extinguishment of
   debt (net of income tax benefit of $2,140)                       --                 --                 --              (3,420)
 Net income                                                       1,479                 49               2,890               827



2.  INVENTORIES

     Inventories consist of the following:

                                                                                            JUNE 30,                DECEMBER 31,
                                                                                              1996                      1995
                                                                                         --------------           ---------------
                                                                                                     (IN THOUSANDS)
 Raw materials, supplies and parts                                                       $       11,488           $         9,849
 Finished goods and work-in-process                                                               2,705                     3,155
                                                                                         --------------           ---------------
                                                                                         $       14,193           $        13,004
                                                                                         ==============           ===============

3.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

     This item will discuss and analyze the financial condition of the Company at June 30, 1996 and the results of operations of the Company for the three months and six months ended June 30, 1996 in comparison with the combined operations of the Company and the Predecessor Company for the comparable 1995 periods. The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated. For comparative purposes the Company's results of operations for the three months ended June 30, 1995 include the Predecessor Company's operating results from April 1, 1995 through April 20, 1995, and the Company's operating results for the six months ended June 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for both periods exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.





                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                          ------------------------        ----------------------
                                                                            1996          1995 (1)          1996         1995 (2)
                                                                          ---------      ----------       ---------     ---------
                                                                                              (IN THOUSANDS)
 Revenues                                                                 $  54,217      $   46,411       $ 103,113     $  94,253
 Cost of sales                                                               38,993          31,673          73,742        62,301
 Cost of sales-acquisition related inventory step up                            --            1,671             --          1,671
 Selling, general and administrative expenses                                 7,479           7,162          14,316        12,403
 Interest expense, net                                                        4,528           3,926           8,757         5,301
 Minority interest                                                              113             --              223           --
 Other income, net                                                                8             392              93         1,206
                                                                          ---------      ----------       ---------     ---------
 Income before income taxes and extraordinary item                            3,338           2,371           6,614        13,783
 Provision for income taxes                                                   1,859           1,404           3,724         5,657
                                                                          ---------      ----------       ---------     ---------
 Net income before extraordinary item                                         1,479             967           2,890         8,126
 Extraordinary expense (net of income tax benefit of
   $2,140)                                                                      --              --              --         (3,420)
                                                                          ---------      ----------       ---------     ---------
 Net income                                                               $   1,479      $      967       $   2,890     $   4,706
                                                                          =========      ==========       =========     =========

(1) Includes Predecessor Company from April 1, 1995 to April 20, 1995
(2) Includes Predecessor Company from January 1, 1995 to April 20, 1995

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues

     Revenues increased by $8.9 million or 9% to $103.1 million for the six months ended June 30, 1996. This increase is a result of higher volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first six months of 1996 decreased 9% from the first six months of 1995 because of a decrease in prices for caustic soda.

     Cost of Sales

     Cost of sales increased by $9.8 million or 15% to $73.7 million for the six months ended June 30, 1996. This increase is attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, a major component of power costs at one plant. The combination of lower ECU prices and higher raw material costs resulted in a reduction of the gross profit margin in the 1996 period to 28.5% from 32.1%.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $1.9 million or 15% to $14.3 million during the 1996 period primarily due to increased goodwill amortization resulting from the Acquisition and additional accrued compensation pursuant to the Company's incentive compensation program.

     Interest Expense, Net

     Interest expense during the first six months of 1996 increased to $8.8 million from $5.3 million for the 1995 period due to indebtedness incurred as a result of the Acquisition.

     Other Income, Net

     Other income, net was $1.1 million lower in the first six months of 1996 due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item decreased $7.2 million to $6.6 million for the six months ended June 30, 1996 from $13.8 million for the six months ended June 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $3.7 million in 1996 as compared to $5.7 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

     Extraordinary Expense

     An extraordinary expense of $3.4 million net of an income tax benefit of $2.1 million recorded during the first six months of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenues

     Revenues increased by $7.8 million or 17% to $54.2 million for the three months ended June 30, 1996. This increase is a result of higher volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price for the three months ended June 30, 1996 decreased 10.3% from the three months ended June 30, 1995 as chlorine prices remained constant while caustic soda prices reflected decreases of 16.1%.

     Cost of Sales

     Cost of sales increased by $5.6 million or 17% to $39.0 million for the three months ended June 30, 1996. This increase, which is primarily attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, would have been $1.7 million higher if purchase accounting had not resulted in a step-up in inventory value in that amount in 1995. Because of that factor, the gross profit margin in the 1996 period of 28.1% was approximately the same as 1995. In addition, one of the Company's subsidaries substantially improved its margin on lower sales, which contributed to the favorable comparison.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $0.3 million or 4% to $7.5 million during the 1996 period primarily due to additional accrued compensation pursuant to the Company's incentive compensation program.

     Interest Expense, Net

     Interest expense during the first three months of 1996 increased to $4.5 million from $3.9 million for the 1995 period due to indebtedness incurred as a result of the Acquisition and the purchase of KWT.

     Other Income, Net

     Other income, net was $0.4 million lower in the first three months of 1996 due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item increased $0.9 million to $3.3 million for the three months ended June 30, 1996 from $2.4 million for the three months ended June 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $1.9 million in 1996 as compared to $1.4 million in 1995 due to higher pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition and the transaction with Kemira. As of June 30, 1996, the Company had outstanding indebtedness of approximately $143.0 million. The Company incurred $8.0 million of term debt concurrently with the acquisition of KWT, with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002.

     The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of June 30, 1996, the Company had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $23.3 million of additional secured indebtedness under the Credit Facility.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of $19.8 million will be payable on the Company's long-term debt. To the extent that the Company were to draw upon the commitments under the Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company anticipates that capital expenditures for 1996, excluding acquisitions, will be approximately $16.0 million, including approximately $3.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates.

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing profitability of its business; (ii) the Company will invest in working capital in accordance with prior practices; (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Net Cash Provided by Operating Activities.   The Company generated $8.0
million in cash from operating activities from profitability, depreciation and the utilization of a net operating loss carryforward offset by an increase in working capital (excluding the effect of the purchase of KWT). Working capital increased because of the seasonal increase in accounts receivable.

     Net Cash Used in Investing Activities.   Cash used in investing activities
for the first six months of 1996 was $10.5 million, primarily due to the purchase of KWT by the Company and the purchase of property plant and equipment.

     Net Cash Provided by (Used in) Financing Activities.   There was no cash
provided by or used in financing activities in the first six months of 1996. The Company obtained approximately $150.0 million in cash through borrowings and the issuance of common stock from the Acquisition offset by the payment of dividends on Preferred Stock during the first six months of 1995.

                          PART II - OTHER INFORMATION


Item 5.  Other Information.

   On July 31, 1996, All-Pure Chemical Co. ("All-Pure"), an indirect wholly-owned subsidiary of Pioneer Americas Acquisition Corp., acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from trusts formed by Albert J. Clerc and Richard L. Belveal. Consideration for the acquisition consisted of net cash payments of $5,458,835 and All-Pure subordinated notes with an aggregate principal amount of $4,500,000. The Company's existing cash balances were used to fund the cash portion of the purchase price.

   T.C. Products is the sole operating asset of T.C. Holdings, Inc. Following the acquisition T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. Mr. Clerc has agreed to continue as an officer of T.C. Products for a period of up to one year following the acquisition; both he and Mr. Belveal have also agreed not to compete with T.C. Products for a period of three years following the acquisition.

   It is impractical to provide the required financial statements of T.C. Products, the business acquired, at this time. Such financial statements, consisting of audited financial statements for the fiscal year ended September 30, 1995, unaudited financial statements for the nine-month period ended June 30, 1996, and pro forma unaudited financial statements, will be filed as soon as practicable, but not later than October 11, 1996, under cover of an amendment on Form 8 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

                 10.1 Stock Purchase Agreement, dated as of July 3, 1996, by and among Richard L. Belveal, individually and in his capacity as trustee of The Living Trust of Richard Belveal dated February 14, 1995, and Albert
                          J. Clerc, individually and, with his spouse Patricia
                          A. Clerc, in their respective capacities as Trustees of The Clerc Family Trust No. 1988-1 dated July 25, 1988, and Pioneer Companies, Inc, together with a First Amendment thereto dated July 22, 1996.

                 10.2     Pioneer Companies, Inc. Key Executive Stock Grant
                          Plan.

                 27       Financial Data Schedule.

   (b)  Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER AMERICAS ACQUISITION CORP.


August 13, 1996                              By: /s/ Philip J. Ablove
                                                 ------------------------------
                                                 Philip J. Ablove
                                                 Vice President and Chief
                                                 Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
       No.                  Description
     -------                -----------
       10.1   Stock Purchase Agreement, dated as of July 3, 1996, by and among Richard L. Belveal, individually and in his capacity as trustee of The Living Trust of Richard Belveal dated February 14, 1995, and Albert J.
              Clerc, individually and, with his spouse Patricia A. Clerc, in their respective capacities as Trustees of
              The Clerc Family Trust No. 1988-1 dated July 25, 1988, and Pioneer Companies, Inc, together with a First
              Amendment thereto dated July 22, 1996.

       10.2   Pioneer Companies, Inc. Key Executive Stock Grant Plan.

       27     Financial Data Schedule.
