Form 10-Q
period 1996-09-30
PIONEER AMERICAS ACQUISITION CORP
filed 1996-11-13
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     On November 8, 1996, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                            Page
 Item 1.     Consolidated Financial Statements

    / /      Consolidated Balance Sheets--September 30, 1996 and December 31, 1995                         3

    / /      Consolidated Statements of Operations--Three Months Ended September 30, 1996 and 1995,
             Nine Months Ended September 30, 1996 and Period From Inception Through September 30, 1995     5

    / /      Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1996
             and Period From Inception Through September 30, 1995                                          6

    / /      Notes to Consolidated Financial Statements                                                    9

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        11

                                                    PART II-- OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                                                             15

                         PART I --FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                1996                1995
                                                                           --------------      --------------
Assets

Current assets:
     Cash and cash equivalents                                               $     15,211        $     11,218
     Accounts receivable, less allowance for doubtful
       accounts of $1,528 at September 30, 1996 and
       $1,424 at December 31, 1995                                                 27,440              29,385
     Due from parent                                                                2,202                 574
     Inventories                                                                   14,820              13,004
     Prepaid expenses                                                               4,038               3,766
                                                                           --------------      --------------
Total current assets                                                               63,711              57,947
Property, plant and equipment:
     Land                                                                           5,043               1,711
     Buildings and improvements                                                    21,208              13,997
     Machinery and equipment                                                       76,802              67,587
     Cylinders and tanks                                                            4,541               4,503
     Construction in progress                                                      11,257               9,394
                                                                            -------------      --------------
                                                                                  118,851              97,192
     Less accumulated depreciation                                                (15,894)             (7,795)
                                                                             ------------       -------------
                                                                                  102,957              89,397
Other assets, net of accumulated amortization of $2,308 at
     September 30, 1996 and $1,068 at December 31, 1995                            14,362              11,664
Excess cost over fair value of net assets acquired, net of
     accumulated amortization of $6,803 at
     September 30, 1996 and $3,311 at December 31, 1995                           117,655             108,940
                                                                             ------------         -----------
Total assets                                                                  $   298,685         $   267,948
                                                                              ===========         ===========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1996                1995
                                                                            -------------        ------------
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                         $    20,186       $      20,183
     Accrued liabilities                                                           29,060              23,877
     Returnable deposits                                                            3,488               3,437
     Current portion of long-term debt                                                128                 --
                                                                              -----------       -------------
Total current liabilities                                                          52,862              47,497
13 3/8% Mortgage Notes due 2005                                                   135,000             135,000
Notes payable                                                                      14,683                 --
Returnable deposits                                                                 3,275               3,281
Accrued pension and other employee benefits                                        13,857              13,573
Other long-term liabilities                                                        15,179              13,170

Commitments and contingencies                                                         --                  --

Stockholders' equity:
     Common stock, $.01 par value, authorized 1,000 shares,
      issued and outstanding 1,000 shares                                               1                   1
     Additional paid-in capital                                                    53,457              49,652
     Retained earnings                                                             10,371               5,774
                                                                              -----------       -------------
Total stockholders' equity                                                         63,829              55,427
                                                                              -----------       -------------
Total liabilities and stockholders' equity                                    $   298,685       $     267,948
                                                                              ===========       =============



                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                           PERIOD         PERIOD
                                                                              NINE          FROM           FROM
                                                   THREE MONTHS ENDED        MONTHS      INCEPTION       JANUARY 1
                                                      SEPTEMBER 30,           ENDED       THROUGH         THROUGH
                                               --------------------------   SEPT. 30,    SEPT. 30,       APRIL 20,
                                                    1996         1995          1996         1995           1995
                                               ------------   -----------   ---------    ----------   --------------
Revenues                                          $ 55,969      $ 59,248    $ 159,082      $ 95,653        $ 57,848
Costs and expenses:
     Cost of sales                                  41,341        39,970      115,083        64,871          37,400
     Cost of sales-acquisition related
       inventory step up                               --            --           --          1,671             --
     Selling, general and administrative             8,109         8,093       22,425        13,449           7,047
     Interest expense, net                           4,460         4,690       13,218         8,326           1,665
                                                  --------      --------    ---------     ---------      ----------
      Total costs and expenses                      53,910        52,753      150,726        88,317          46,112
Minority interest                                      689           --           912           --              --
Other income, net                                      398            45          491           394            (115)
                                                  --------      --------    ---------     ---------      ----------
Income before income taxes and
     extraordinary item                              3,146         6,540        9,759         7,730          11,621
Provision for income taxes                             982         2,837        4,706         3,685           4,809
                                                  --------      --------    ---------     ---------      ----------
Income before extraordinary item                     2,164         3,703        5,053         4,045           6,812
Extraordinary expense (net of income
     tax benefit of $2,140)                            --            --           --            --           (3,420)
                                                  --------      --------    ---------     ---------      ----------
Net income                                       $   2,164     $   3,703    $   5,053     $   4,045      $    3,392
                                                 =========     =========    =========     =========      ==========
Net income per share                             $   2,164     $   3,703    $   5,053     $   4,045
                                                 =========     =========    =========     =========
Weighted average number of shares of
     common stock outstanding                            1             1            1             1
                                                 =========     =========    =========     =========



                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                           PERIOD         PERIOD
                                                                              NINE          FROM           FROM
                                                                             MONTHS       INCEPTION      JANUARY 1
                                                                             ENDED         THROUGH        THROUGH
                                                                           SEPT. 30,      SEPT. 30,      APRIL 20,
                                                                              1996          1995           1995
                                                                          ------------  ------------   ------------
Operating activities:
  Net income                                                               $    5,053    $     4,045      $    3,392
  Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                            14,266          8,076           4,490
      Minority interest owned by parent                                          (577)           --              --
      Write-off of previous finance costs                                         --             255           1,282
      Gain on disposal of property, plant and equipment                           --             --               13
      Equity in earnings of Basic Investments, Inc. and
         Victory Valley Land Company, L.P.                                        --             --             (204)
      Future tax effects                                                          --             --           (2,086)
      Utilization of net operating loss carryforward ("NOL")                    3,805          1,838             --
      Changes in operating assets and liabilities (net of
         purchases of Kemira Water Treatment, Inc. and T.C. Products,
         Inc.):
         Accounts receivable                                                    3,908         (4,321)         (3,570)
         Inventories                                                              122          1,254            (638)
         Due from parent                                                       (1,628)           828             --
         Prepaid expenses                                                        (223)          (844)            722
         Other assets                                                          (2,518)        (2,944)         (1,342)
         Accounts payable                                                      (2,478)        (2,539)          4,899
         Accrued liabilities                                                    4,231         12,487          (3,784)
         Returnable deposits                                                       45             97            (259)
         Other long-term liabilities                                              420            590            (304)
                                                                           ----------    -----------      ----------
Net cash provided by operating activities                                      24,426         18,822           2,611
                                                                           ----------    -----------      ----------
Investing activities:
     Purchase of T.C. Products, Inc.                                           (5,459)           --              --
     Purchase of Kemira Water Treatment, Inc.                                  (1,572)           --              --
     Purchase of Predecessor Company                                              --        (152,318)            --
     Proceeds from the sale of property, plant and equipment                      --             --               58
     Purchases of property, plant and equipment                               (13,205)        (7,239)         (3,447)
                                                                           ----------     ----------       ---------
Net cash used in investing activities                                         (20,236)      (159,557)         (3,389)
                                                                           ----------     ----------       ---------

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)


                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                           PERIOD         PERIOD
                                                                              NINE          FROM           FROM
                                                                             MONTHS       INCEPTION     JANUARY 1,
                                                                             ENDED         THROUGH        THROUGH
                                                                           SEPT. 30,      SEPT. 30,      APRIL 20,
                                                                              1996          1995           1995
                                                                          ------------  ------------   ------------
Financing activities:
     Payments on long-term debt                                                   (33)      (27,500)       (103,971)
     Proceeds from borrowings on long-term debt                                   --         18,500         106,000
     Proceeds from borrowings on 13 3/8% First Mortgage
       Notes due 2005                                                             --        135,000             --
     Dividends paid to parent                                                    (456)          --              --
     Dividends paid on preferred stock and purchase stock put
       warrant                                                                    --            --           (2,341)
     Proceeds from issuance of common stock                                       --         21,037             --
                                                                            -----------  ----------     -----------
Net cash provided by (used in) financing activities                              (489)      147,037            (312)
                                                                            ---------    ----------     -----------
Net increase (decrease) in cash                                                 3,701         6,302          (1,090)
Cash acquired in purchase                                                         292         2,220             --
Cash at beginning of period                                                    11,218           --            3,310
                                                                            ---------    ------------   -----------
Cash at end of period                                                       $  15,211    $    8,522     $     2,220
                                                                            =========    ==========     ===========



Supplemental disclosures of cash flow information:
     Cash paid during the period for:
      Interest                                                              $   9,269    $       32     $     3,067

       Income taxes                                                             3,664         1,051           1,852





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)


                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                           PERIOD         PERIOD
                                                                              NINE          FROM           FROM
                                                                             MONTHS       INCEPTION     JANUARY 1,
                                                                             ENDED         THROUGH        THROUGH
                                                                           SEPT. 30,      SEPT. 30,      APRIL 20,
                                                                              1996          1995           1995
                                                                          ------------  ------------   ------------
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
                                                                           ==========

     The allocation of the purchase price of T.C. Products, Inc.
       is summarized as follows:
       Cash paid for purchase                                              $    5,459
       Long-term notes issued to sellers                                        4,500
       Liabilities assumed                                                      3,994
                                                                           ----------
         Fair value of assets acquired                                     $   13,953
                                                                           ==========




                See notes to consolidated financial statements.

                    PIONEER AMERICAS ACQUISITION CORP., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

    On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer, and the holders of the outstanding common stock and other common equity interests (the "Sellers") of Pioneer Americas, Inc. (the "Predecessor Company"), Pioneer acquired all of such stock and interests (the "Acquisition") for a purchase price of approximately $176.5 million. The Acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to April 20, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of April 20, 1995.

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

    Effective July 1, 1996, All-Pure Chemical Co. ("All-Pure"), an indirect wholly-owned subsidiary of Pioneer, acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from its shareholders. Consideration for the acquisition consisted of net cash payments of $5,458,835 and All-Pure subordinated notes with an aggregate principal amount of $4,500,000 due July 31, 2001, subject to prepayment. The Company's existing cash balances were used to fund the cash portion of the purchase price. T.C. Products is the sole operating asset of T.C. Holdings, Inc. Following the acquisition T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. The purchase of T.C. Products has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to July 1, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 1, 1996, and include the results of T.C. Products subsequent to such date. The financial statements required by the acquisition were filed with the Securities and Exchange Commission on Form 10-Q/A on October 11, 1996. Pro forma financial data for the three- and nine-months ended September 30, 1996 is omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

    The consolidated balance sheet as of September 30, 1996, the statements of operations for the three-month periods ended September 30, 1996 and 1995, the statements of operations for the nine months ended September 30, 1996 and the period from Inception through September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1996 and the period from Inception through September 30, 1995 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

                    PIONEER AMERICAS ACQUISITION CORP., INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

    The consolidated balance sheet at December 31, 1995 is derived from the December 31, 1995 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

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


                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                                 (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                               1996               1995
                                                                                      ----------------  ------------------
                                                                                             ACTUAL          PRO FORMA
                                                                                      ----------------   ----------------
 Revenues                                                                                  $ 159,082      $   153,501

 Income before extraordinary item                                                              5,503            7,540
 Extraordinary item, early extinguishment of debt (net of income tax benefit of
    $2,140)                                                                                      --             3,420
 Net income                                                                                    5,503            4,120



2.  INVENTORIES

Inventories consist of the following:


                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                                 1996                      1995
                                                                         ------------------        ------------------
                                                                                        (IN THOUSANDS)
 Raw materials, supplies and parts                                           $        12,150          $         9,849
 Finished goods and work-in-process                                                    2,670                    3,155
                                                                             ---------------          ---------------
                                                                             $        14,820           $       13,004
                                                                             ===============           ==============


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

     This item will discuss and analyze the financial condition of the Company at September 30, 1996 and the results of operations of the Company for the three months and nine months ended September 30, 1996 in comparison with the combined operations of the Company and the Predecessor Company for the comparable 1995 periods. The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated. For comparative purposes the Company's results of operations for the nine months ended September 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for the period exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.





                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------     --------------------------
                                                                1996           1995          1996          1995 (1)
                                                             -----------    ---------     -----------    -----------
                                                                                 (IN THOUSANDS)
 Revenues                                                  $    55,969      $  59,248      $ 159,082       $ 153,501
 Cost of sales                                                  41,341         39,970        115,083         102,271
 Cost of sales-acquisition related inventory step up               --             --             --            1,671
 Selling, general and administrative expenses                    8,109          8,093         22,425          20,496
 Interest expense, net                                           4,460          4,690         13,218           9,991
 Minority interest                                                 689            --             912             --
 Other income, net                                                 398             45            491           1,251
                                                           -----------      ---------     ----------      ----------
 Income before income taxes and extraordinary item               3,146          6,540          9,759          20,323
 Provision for income taxes                                        982          2,837          4,706           8,494
                                                           -----------      ---------     ----------      ----------
 Net income before extraordinary item                            2,164          3,703          5,053          11,829
 Extraordinary expense (net of income tax benefit
      of $2,140)                                                   --             --             --            3,420
                                                           -----------      ---------     ----------      ----------
 Net income                                                $     2,164      $   3,703     $    5,053      $    8,409
                                                           ===========      =========     ==========      ==========


(1) Includes Predecessor Company from January 1, 1995 to April 20, 1995

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues

     Revenues increased by $5.6 million or 4% to $159.1 million for the nine months ended September 30, 1996, principally as a result of revenues of acquired companies offsetting declines at the water treatment subsidiaries and higher chlor-alkali volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first nine months of 1996 decreased 4% from the first nine months of 1995 because a decrease in prices for caustic soda exceeded the increase in prices for chlorine.

     Cost of Sales

     Cost of sales increased by $11.1 million or 11% to $115.1 million for the nine months ended September 30, 1996 because of the inclusion of acquired companies. This increase is also attributable to higher volumes of ECUs sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, a major component of power costs at one plant. The combination of lower ECU prices and higher raw material costs were principal factors that resulted in a reduction of the gross profit margin in the 1996 period to 27.7% from 32.3%.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $1.9 million or 9% to $22.4 million during the 1996 period primarily due to increased goodwill amortization resulting from the Acquisition, additional accrued compensation pursuant to the Company's incentive compensation program and selling, general and administrative expenses at acquired companies.

     Interest Expense, Net

     Interest expense during the first nine months of 1996 increased to $13.2 million from $10.0 million for the 1995 period due to indebtedness incurred as a result of the Acquisition and in connection with the acquisitions during the 1996 period.

     Minority Interest

     Minority interest, resulting from an acquisition during 1996, arises from a 50% ownership interest in a subsidiary of Pioneer which is owned by a subsidiary of PCI outside of the Company's consolidated group.

     Other Income, Net

     Other income, net was $0.8 million lower in the first nine months of 1996 due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before income taxes and extraordinary item decreased $10.5 million to $9.8 million for the nine months ended September 30, 1996 from $20.3 million for the nine months ended September 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $4.7 million in 1996 as compared to $8.5 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision for income taxes is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward, resulting in additional paid-in capital.

     Extraordinary Expense

     An extraordinary expense of $3.4 million net of an income tax benefit of $2.1 million recorded during the first nine months of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues

     Revenues decreased by $3.3 million or 6% to $56.0 million for the three months ended September 30, 1996, despite the inclusion of revenues of businesses acquired after September 30, 1995. This decrease resulted from decreases at the water treatment subsidiaries and lower chlor-alkali volumes offset to some extent by higher ECU prices. The average ECU price for the three months ended September 30, 1996 increased 7% from the three months ended September 30, 1995 as the increase in chlorine prices more than offset the decrease in caustic soda prices.

     Cost of Sales

     Cost of sales increased by $1.4 million or 3% to $41.3 million for the three months ended September 30, 1996. This increase is attributable to the inclusion of costs of the acquired companies, higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices.

     Selling, General and Administrative Expense

     Selling, general and administrative expense decreased slightly despite the inclusion of acquired companies principally because of a greater incentive plan accrual in the 1995 period.

     Interest Expense, Net

     Interest expense during the 1996 period increased somewhat despite more outstanding debt from the acquisitions as there was a step down in interest rates on the 13 3/8% First Mortgage Notes that occurred after September 30, 1995.

     Minority Interest

     Minority interest, resulting from an acquisition in 1996, arises from a 50% ownership interest in a subsidiary of Pioneer which is owned by a subsidiary of PCI outside of the Company's consolidated group.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before income taxes and extraordinary item decreased $3.4 million to $3.1 million for the three months ended September 30, 1996 from $6.5 million for the three months ended September 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $1.0 million in 1996 as compared to $2.8 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward, resulting in additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition, the transaction with Kemira, and the acquisition of T.C. Products. As of September 30, 1996, the Company had outstanding indebtedness of approximately $149.7 million. The Company incurred $8.0 million of term debt concurrently with the acquisition of KWT, with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002. The Company incurred an additional $4.5 million of term debt concurrently with the acquisition of T.C. Products, with principal due July 31, 2001, subject to prepayment.

     The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of September 30, 1996, the Company had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $18.1 million of additional secured indebtedness under the Credit Facility.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of $18.9 million will be payable on the Company's long-term debt. To the extent that the Company were to draw upon the commitments under the Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing operating profitability of its business; (ii) the Company will invest in working capital in accordance with prior practices; and (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Net Cash Provided by Operating Activities. During the first nine months of 1996, the Company generated $24.4 million in cash from operating activities from profitability, depreciation, the utilization of the NOL and a decrease in working capital (excluding the effects of the purchases of KWT and T.C. Products).

     Net Cash Used in Investing Activities.   Cash used in investing activities
for the first nine months of 1996 was $20.2 million, primarily due to the purchases of KWT and T.C. Products by the Company and capital expenditures related to property, plant and equipment.

     Net Cash Provided by (Used in) Financing Activities.   Cash used in
financing activities in the first nine months of 1996 was $0.5 million, primarily due to a payment of dividends to PCI. The Company obtained approximately $147.0 million in cash through borrowings and the issuance of common stock from the Acquisition offset by the payment of dividends on Preferred Stock during the first nine months of 1995.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                27     Financial Data Schedule.

         (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.




                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PIONEER AMERICAS ACQUISITION CORP.




November 13, 1996                      By:  /s/ Philip J. Ablove
                                             --------------------------------
                                             Philip J. Ablove
                                             Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

             EXHIBIT
               NO.         DESCRIPTION
             -------       -----------

               27     Financial Data Schedule