Form 10-K405
period 1996-12-31
PIONEER AMERICAS ACQUISITION CORP
filed 1997-03-31
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1994 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to

                         COMMISSION FILE NUMBER 33-98828

                       PIONEER AMERICAS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    06-1420850
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)


           4200 NATIONSBANK CENTER
            700 LOUISIANA STREET
              HOUSTON, TEXAS                                   77002
 (ADDRESS OF  PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                          ---------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                     NONE.

Securities registered pursuant to Section 12(g) of the Act:
                      13 3/8% FIRST MORTGAGE NOTES DUE 2005
                                (Title of class)

      On March 7, 1997, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No __.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X , No ___.

Documents incorporated by reference:  None.

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format permitted by General Instruction (I)(2) of Form 10-K.

                       PIONEER AMERICAS ACQUISITION CORP.



                                TABLE OF CONTENTS
                            FORM 10-K FOR THE PERIOD
                             ENDED DECEMBER 31, 1996



                                       PART I                                                             PAGE
                                       ------                                                             ----
Item 1.      Business                                                                                        3

Item 2.      Properties                                                                                      7

Item 3       Legal Proceedings                                                                               7

Item 4.      Submission of Matters to a Vote of Security Holders                                             7

                                     PART II
                                     -------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                           8

Item 6.      Selected Financial Data                                                                         8

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations           8

Item 8.      Financial Statements and Supplementary Data                                                     9

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           32

                                    PART III
                                    --------
Item 10.     Directors and Executive Officers of the Registrant                                             32

Item 11.     Executive Compensation                                                                         32

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                 32

Item 13.     Certain Relationships and Related Transactions                                                 32

                                     PART IV
                                     -------
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               33

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Americas Acquisition Corp., (ii) the terms "Pioneer Americas" and "Predecessor Company" refer to Pioneer Americas, Inc. and its subsidiaries,
(iii) the term "Company" means Pioneer and its subsidiaries and (iv) the term "PCI" refers to Pioneer Companies, Inc., the parent company of Pioneer.

ITEM 1.  BUSINESS.

THE ACQUISITION

     On April 20, 1995 (the "Closing Date"), pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer and the holders of the outstanding common stock and other common equity interests of Pioneer Americas, Inc. (the "Sellers"), Pioneer acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102 million, paid in cash, (ii) $11.5 million aggregate principal amount of subordinated promissory notes of PCI (the "Seller Notes") and (iii) certain amounts payable after the closing based upon earnings or proceeds attributable to certain of the Company's direct and indirect real estate holdings which are not necessary for the Company's chlor-alkali business. In addition, as further consideration for the Acquisition, Pioneer paid approximately $51.7 million to retire all outstanding indebtedness of Pioneer Americas and $5 million to redeem the outstanding preferred stock of Pioneer Americas, Inc.

     In connection with the consummation of the Acquisition, (i) Pioneer issued $135 million in principal amount of 13 3/8% Senior Notes due 2005 (the "Senior Notes"), (ii) PCI issued the Seller Notes in exchange for certain of the outstanding shares of Pioneer Americas, Inc., which PCI contributed to Pioneer,
(iii) PCI issued to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") Class A Common Stock of PCI for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to Pioneer, (iv) PCI issued to Richard C. Kellogg, Jr. and Frans G.J. Speets, directors and executive officers of Pioneer Americas, and to certain other employees of Pioneer Americas, Class A Common Stock of PCI for an aggregate purchase price of $6 million (the "Management Purchase"), the proceeds of which were contributed to Pioneer, and (v) Pioneer Americas entered into a new bank revolving credit facility (the "Bank Credit Facility") with Bank of America Illinois, providing for borrowings of up to $30 million. The net proceeds of the sale of the Senior Notes, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Pioneer Americas indebtedness and to redeem the outstanding preferred stock of Pioneer Americas, Inc.

GENERAL

     Pioneer is a wholly-owned subsidiary of PCI. PCI is a publicly-traded company, which prior to the Acquisition was actively seeking acquisitions and had no operations. As of December 31, 1996, PCI had a net operating loss carryforward ("NOL") which PCI believes is approximately $35.6 million and is available to offset future taxable income. As of December 31, 1996, the Interlaken Partnership beneficially owned approximately 35.6% of the voting power of PCI, William R. Berkley (who may be deemed to beneficially own all shares of PCI common stock held by the Interlaken Partnership) beneficially owned approximately 61.0% of the voting power of PCI.

     Following its formation in 1988, the Predecessor Company acquired two chlor-alkali plants previously owned and operated by Stauffer Chlor Alkali Company, Inc., and it subsequently acquired several businesses engaged in municipal, industrial and commercial water treatment. During 1996 the Company conducted its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), All-Pure Chemical Co. ("All-Pure") (including T.C. Products, Inc. following its acquisition in July 1996), and Imperial West. In 1996, PCAC accounted for 71% of the Company's total revenues, and All-Pure and Imperial West accounted for 28% and 1%, respectively, of the Company's total revenues, net of intercompany eliminations. In February 1996 PCI formed a new company, Kemwater North America Company ("Kemwater"), to continue the business activities previously conducted by its subsidiary, Imperial West Chemical Co. ("Imperial West"), and to operate the business acquired through the acquisition of KWT, Inc. ("KWT") from a subsidiary of Kemira Oy of Finland ("Kemira"). Fifty percent of the common stock of Kemwater is held by a subsidiary of Pioneer and fifty percent of the common stock of Kemwater is owned by a subsidiary of PCI. A subsidiary of Pioneer also owns all of the outstanding shares of Kemwater's preferred stock. Fifty percent of the results of Kemwater's operations are included in the Company's equity in net loss of unconsolidated subsidiary.

     PCAC. PCAC owns and operates two chlor-alkali production facilities, located in St. Gabriel, Louisiana and Henderson, Nevada. These facilities, which are the largest operated by the Company, produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, All-Pure and Kemwater in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     Chlorine and caustic soda are co-products, concurrently produced in a ratio of 1 to 1.1, respectively, through electrolysis of salt water. An electrochemical unit ("ECU") consists of one ton of chlorine and 1.1 tons of caustic soda.

     On December 11, 1996, the Company announced that it had initiated discussions with Occidental Chemical Corporation ("OxyChem") regarding the proposed acquisition by the Company of OxyChem's Tacoma, Washington chlor-alkali facility (the "Tacoma Facility"). If agreement with OxyChem on the terms of the transaction can be reached, the Company expects that the securing of required financing and completion of the transaction could occur during the first half of 1997. The Tacoma facility would be PCAC's largest plant.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities, swimming pool supply distributors and selected commercial and retail markets in the western United States. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. In July 1996, All-Pure acquired T.C. Products, Inc. ("T.C. Products"), which is engaged in the manufacture and marketing of bleach and related products from its plant in Tacoma, Washington.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated:

                                                                                                  PRO FORMA (1)
                                                                                        -----------------------
                                                                             YEAR ENDED DECEMBER  31,
                                                                -----------------------------------------------
                                                                        1996                      1995
                                                                -------------------       ---------------------
                                                                             % OF                       % OF
                                                                 $'000S    REVENUES       $'000S       REVENUES
                                                                 --------  --------       ---------    --------
Revenues:
  PCAC                                                           $129,569     71 %        $ 118,298        59 %
  Imperial West (2)                                                 2,439      1             32,909        16
  All-Pure (3)                                                     51,317     28             49,549        25
                                                                ---------    -----        ---------       -----
    Total revenues                                                183,325    100            200,756       100
Cost of sales                                                     126,739     69            135,575        67
                                                                ---------    -----        ---------       -----
Gross profit                                                       56,586     31             65,181        33
Selling, general and administrative expense                        23,528     13             26,883        14
                                                                ---------    -----        ---------       -----
Operating income                                                   33,058     18             38,298        19
Equity in net loss of unconsolidated subsidiaries                   2,607      1                --         --
Interest expense, net                                              17,290      9             14,570         7
Settlement of litigation and insurance claims, net                    --      --                --         --
Other income, net                                                   1,684     --              1,494         1
                                                                ---------    -----        ---------       -----
Income before income taxes and extraordinary item                  14,845      8             25,222        12
Provision for income taxes                                          6,734      4             11,017         5
                                                                ---------    -----        ---------       -----
Net income before extraordinary item                                8,111      4             14,205         7
Extraordinary item, net of applicable tax (4)                          --     --             (3,420)        2
                                                                ----------   -----        ---------       -----
Net income                                                     $    8,111      4 %        $  10,785         5%
                                                               ==========    =====        =========       =====


(1) The pro forma results of operations, which combine the Company's operating results for the year ended December 31, 1995 and the Predecessor Company's operating results from January 1, 1995 through April 20, 1995, are provided for comparative purposes. The Predecessor Company's operating results exclude approximately $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison. The Company and the Predecessor Company have different asset bases and the effects on operating results of these differences are discussed in the comparison which follows.
(2) To continue the business activities previously conducted by Imperial West Kemwater was formed in connection with the acquisition of KWT in February 1996 and, accordingly, the results of operations for the year ended December 31, 1996 include the results of operations include operations of Imperial West only for the month of January 1996. Fifty percent of Kemwater's results of operations are included as equity in net loss of unconsolidated subsidiary since the acquisition.
(3) T.C. Products was acquired in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 includes the results of operations since the acquisition date. T.C. Products generated third party sales during such period of $5.1 million.
(4) An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the 1995 period was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company prior to the Acquisition.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1995

Revenues

      Revenues decreased by $17.4 million or 9% to $183.3 million for 1996 compared to 1995. The business activities of Imperial West were transferred in February 1996 to Kemwater which caused a decrease in sales of approximately $19.8 million. The Company owns 50% of the common stock of Kemwater. The decrease in sales was partially offset by the acquisition of T.C. Products during 1996, which accounted for a $5.1 million increase in revenue. Revenues for the Company's chlor-alkali products during 1996 remained relatively unchanged from 1995 as an approximate 9% increase in caustic soda sales volumes was offset by a 7% decrease in ECU netback.

Cost of Sales

     Cost of sales decreased by approximately $8.8 million from $135.5 million in 1995 to $126.7 in 1996. The decrease was a result of the aforementioned transfer of Imperial West operations to Kemwater, partially offset by a $3.1 million increase due to the acquisition of T.C. Products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased approximately $3.4 million to $23.5 million in 1996 due primarily to the aforementioned transfer of Imperial West operations to Kemwater during 1996.

Equity in Net Loss of Unconsolidated Subsidiaries

     Equity in net loss of unconsolidated subsidiaries, resulting from the KWT acquisition in 1996, arises from a 50% ownership interest in Kemwater.

Interest Expense, Net

     Interest expense increased by $2.7 million or 19% to $17.3 million for 1996. This increase was a result of debt incurred in connection with the Acquisition as well as debt incurred in financing the T.C. Products acquisition.

Provision for Income Taxes

     Provision for income taxes for 1996 was $6.7 million, with an effective tax rate of 45%, compared to $11.0 million, with an effective tax rate of 44%, for 1995. The decrease in the provision was primarily a result of the decrease in the Company's income before income tax and extraordinary item to $14.8 million for 1996 from $25.2 million in 1995. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of net assets acquired. A provision is recorded on the income statement based on taxable income; however, federal income taxes payable are reduced and paid-in capital is increased due to the utilization of the net operating loss carryforward.

Net Income

     Due to the factors described above, net income for the year ended December 31, 1996 was $8.1 million, compared to $10.8 million for 1995.

Item 2.  PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production and distribution facilities as of March 24, 1997. All property is leased unless otherwise indicated.


     Type of Facility                                         Location
     ----------------                                         ---------
     Chlor-alkali plants                                      St. Gabriel, Louisiana*
                                                              Henderson, Nevada*

     Bleach plants                                            Santa Fe Springs, California
                                                              Tracy, California
                                                              Kalama, Washington
                                                              City of Industry, California
                                                              Marysville, California

     Chlorine and hydrochloric acid repackaging               Santa Fe Springs, California
                                                              Tracy, California
                                                              Kalama, Washington
                                                              City of Industry, California
                                                              Marysville, California

     Caustic soda terminals                                   Tampa, Florida
                                                              Wilmington, California
                                                              Tracy, California

     Distribution centers                                     Fresno, California
                                                              Spokane, Washington


-------------
  *  Owned property

     The Company's corporate headquarters are located in leased office space in Houston, Texas under a lease terminating in 2006.

     In accordance with the terms of an Exchange and Registration Rights Agreement (the "Exchange Agreement") which Pioneer entered into at the time of the Acquisition, on January 23, 1996, Pioneer exchanged $135.0 million of its 13 3/8% First Mortgage Notes due 2005 (the "Mortgage Notes") for all of the outstanding Senior Notes. The Mortgage Notes and obligations outstanding under the Bank Credit Facility are secured by first mortgages on PCAC's St. Gabriel and Henderson facilities.

ITEM 3.  LEGAL PROCEEDINGS.

      From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      All of Pioneer's outstanding Common Stock, which is Pioneer's only class of equity securities, is owned by PCI.

      Pursuant to the terms of the indenture with respect to the Mortgage Notes, prior to April 1, 1997, dividends on Pioneer's Common Stock cannot be paid in amounts in excess of those necessary to enable PCI to pay interest on the Seller Notes, of which there is $11.5 million in principal amount outstanding. As a result of such restriction, dividends on Pioneer's Common Stock are limited to such amounts prior to that date.

ITEM 6.  SELECTED FINANCIAL DATA.

      This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1. Business "Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1. Business "Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index:

                                                                                                       PAGE
                                                                                                       ----
      (1)  Consolidated financial statements, Pioneer Americas Acquisition Corp.
               and subsidiary companies:
                  Report of Deloitte & Touche LLP, independent public accountants                       10

                  Report of Ernst & Young LLP, independent auditors                                     11

                  Report of Piercy, Bowler, Taylor & Kern, independent public accountants               12

                  Consolidated balance sheets for the Company at December 31, 1996 and 1995             13

                  Consolidated statements of operations of the Company for the year ended December 31, 1996 and the period from March 6,
                      1995 ("Inception") through December 31, 1995 and of the
                      Predecessor Company for the period from January 1, 1995
                      through April 20, 1995 and for the year ended December 31,
                      1994                                                                              14

                  Consolidated statements of stockholders' equity of the
                      Company for the period from Inception through December 31, 1995 and for the year ended December 31, 1996 and of the Predecessor
                      Company for the year ended December 31, 1994 and for the period
                      from January 1, 1995 through April 20, 1995.                                      15

                  Consolidated statements of cash flows of the Company for the year ended December 31, 1996 and the period from Inception through December 31, 1995 and of the Predecessor Company
                      for the period from January 1, 1995 through April 20, 1995
                      and for the year ended December 31, 1994                                          16

                  Notes to consolidated financial statements                                            17

      (2)  Supplemental Schedules:

                  Schedule II - Valuation and Qualifying Accounts -
                      Pioneer Americas Acquisition Corp.                                                36

                  Schedule II - Valuation and Qualifying Accounts -
                      Pioneer Americas, Inc.                                                            37

All schedules, except the one listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Pioneer Americas Acquisition Corp.

     We have audited the accompanying consolidated balance sheets of Pioneer Americas Acquisition Corp. and its subsidiaries (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from March 6, 1995 ("Inception") through December 31, 1995. Our audit also includes the consolidated financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period from Inception through December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                      DELOITTE & TOUCHE LLP
Houston, Texas
March 7, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Pioneer Americas, Inc.


     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pioneer Americas, Inc. (the "Predecessor Company") for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994. Our audits also included the related financial statement schedule II. These financial statements and schedule are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of certain of the Predecessor Company's investments (as described in Note 4) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for these investments, it is based solely on their report.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                      ERNST & YOUNG LLP
Houston, Texas
June 26, 1995

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Basic Investments, Inc.
Henderson, Nevada

We have audited the combined statements of income, equity and cash flows of Basic Investments, Inc. and affiliates (the Company) for the year ended December 31, 1994. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of combined operations and cash flows of Basic Investments, Inc. and affiliates for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                 PIERCY, BOWLER, TAYLOR & KERN
January 30, 1995            CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS
                                                    A PROFESSIONAL CORPORATION

                       PIONEER AMERICAS ACQUISITION CORP.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                           1996             1995
                                                                                       -----------     ------------
                                      ASSETS
Current assets:
     Cash                                                                            $     14,417    $      11,218
     Accounts receivable, less allowance for doubtful accounts:
        1996, $1,311; 1995, $1,424                                                         18,830           27,825
     Due from parent                                                                        2,547              574
     Inventories                                                                            6,247           11,347
     Prepaid expenses                                                                       1,156            3,766
                                                                                      -----------     ------------
          Total current assets                                                             43,197           54,730
     Property, plant, and equipment, at cost:
          Land                                                                              3,735            1,711
          Buildings and improvements                                                       17,062           13,997
          Machinery and equipment                                                          71,704           67,587
          Cylinders and tanks                                                               4,540            4,503
          Construction in progress                                                         11,871            9,394
                                                                                      -----------     ------------
                                                                                          108,912           97,192
          Less accumulated depreciation                                                   (16,429)         (7,795)
                                                                                      -----------     ------------
                                                                                           92,483           89,397
Investment in and advances to unconsolidated subsidiary                                    28,586              --
Other assets, net of accumulated amortization:  1996, $2,458; 1995, $1,068                 19,621           11,664
Excess cost over the fair value of net assets acquired, net of accumulated
   amortization:  1996, $7,556; 1995, $3,311                                              107,123          108,940
                                                                                      -----------     ------------
          Total assets                                                                $   291,010     $    264,731
                                                                                      ===========     ============

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                                 $    17,221     $     20,183
     Accrued liabilities                                                                   19,276           20,660
     Returnable deposits                                                                    3,238            3,437
     Current portion of long-term debt                                                        128              --
                                                                                      -----------     ------------

          Total current liabilities                                                        39,863           44,280
Long-term debt, less current maturities                                                   141,629          135,000
Returnable deposits                                                                         3,272            3,281
Accrued pension and other employee benefits                                                14,100           13,573
Other long-term liabilities                                                                17,823           13,170
Commitments and contingencies (Note 10)
Stockholder's equity:
     Common stock, $.01 par value, authorized 1,000 shares, issued and
        outstanding 1,000 shares                                                                1                1
     Additional paid-in capital                                                            61,124           49,652
     Retained earnings                                                                     13,198            5,774
                                                                                      -----------     ------------
          Total stockholder's equity                                                       74,323           55,427
                                                                                      -----------     ------------
          Total liabilities and stockholder's equity                                  $   291,010     $    264,731
                                                                                      ===========     ============

                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             PREDECESSOR COMPANY
                                                                                        ----------------------------
                                                                           PERIOD FROM    PERIOD FROM
                                                                            INCEPTION   JANUARY 1, 1995
                                                             YEAR ENDED      THROUGH        THROUGH     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,    APRIL 20,    DECEMBER 31,
                                                                  1996          1995           1995         1994
                                                            ------------   ------------  ------------   -----------
Revenues                                                    $    183,326   $    142,908  $     57,848    $  167,217
Cost of sales                                                    126,739         98,175        37,400       134,556
                                                            ------------   ------------  ------------   -----------

Gross profit                                                      56,587         44,733        20,448        32,661
Selling, general and administrative                               23,528         19,836         7,047        22,529
                                                            ------------   ------------  ------------   -----------

Operating income                                                  33,059         24,897        13,401        10,132
Equity in net loss of unconsolidated subsidiary                   (2,607)           --             --            --
Interest expense, net                                            (17,290)       (12,905)       (1,665)       (6,407)
Settlement of litigation and insurance claims, net                   --             --             --         3,326
Other income (expense), net                                        1,684            637          (115)        1,337
                                                            ------------   ------------  ------------   -----------

Income before taxes and extraordinary item                        14,846         12,629        11,621         8,388
Income tax provision                                               6,735          6,208         4,809         3,242
                                                            ------------   ------------  ------------   -----------
Income before extraordinary item                                   8,111          6,421         6,812         5,146
Extraordinary item, early extinguishment of debt
   (net of income tax benefit of $2,140)                              --            --          3,420            --
                                                            ------------   ------------  ------------   -----------

Net income                                                         8,111          6,421         3,392         5,146

Accretion of dividends on preferred stock and
   adjustment to redeemable stock put warrants                        --             --            --        (1,824)
                                                            ------------   ------------  ------------   -----------

Net income applicable to common stock                       $      8,111   $      6,421  $      3,392   $     3,322
                                                            ============   ============  ============   ===========


Net income per share                                       $       8,111   $      6,421
                                                           =============   ============


Weighted average number of shares of common stock
   outstanding                                                         1              1
                                                           =============   ============




                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              NUMBER OF
                                               COMMON                    ADDITIONAL
                                               SHARES        COMMON        PAID-IN      RETAINED
                                             OUTSTANDING      STOCK        CAPITAL      EARNINGS         TOTAL
                                             -----------   ----------  -------------  -------------  --------------
POST ACQUISITION
Balance at Acquisition                                1   $         1  $      46,062  $          --  $       46,063
     Recognition of the NOL benefit                  --            --          3,590             --           3,590
     Dividend paid to parent                         --            --             --           (647)           (647)
     Net income                                      --            --             --          6,421           6,421
                                            -----------   -----------  -------------  -------------  --------------
Balance at December 31, 1995                          1             1         49,652          5,774          55,427
     Recognition of the NOL benefit                  --            --         11,472             --          11,472
     Dividend paid to parent                         --            --             --           (687)           (687)
     Net income                                      --            --             --          8,111           8,111
                                            -----------   -----------  -------------  -------------  --------------
Balance at December 31, 1996                          1   $         1  $      61,124  $      13,198  $       74,323
                                            ===========   ===========  =============  =============  ==============

PREDECESSOR COMPANY
Balance at December 31, 1993                      1,453   $        14  $       4,028  $      15,679  $       19,721
     Common Stock issuance                           56             1            158             --             159
     Adjust carrying value of stock
       warrants                                      --            --             --         (1,424)         (1,424)
     Accretion of excess redemption value
       of redeemable preferred stock over
       carrying value and amount of
       dividends not declared or paid                --            --             --           (500)           (500)
     Net income                                      --            --             --          5,146           5,146
                                            -----------   -----------  -------------  -------------  --------------
Balance at December 31, 1994                      1,509            15          4,186         18,901          23,102
     Accretion of excess redemption value
       of redeemable preferred stock over
       carrying value and amount of
       dividends not declared or paid                --            --             --           (124)           (124)
     Net income                                      --            --             --          3,392           3,392
                                            -----------   -----------  -------------  -------------  --------------
Balance at April 20, 1995                         1,509   $        15  $       4,186  $      22,169  $       26,370
                                            ===========   ===========  =============  =============  ==============



                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           PREDECESSOR COMPANY
                                                                                       --------------------------
                                                                          PERIOD FROM   PERIOD FROM
                                                                           INCEPTION     JANUARY 1,
                                                             YEAR ENDED     THROUGH         1995      YEAR ENDED
                                                            DECEMBER 31,  DECEMBER 31,    THROUGH     DECEMBER 31,
                                                                                         APRIL 20,
                                                                  1996         1995          1995         1994
                                                           ------------  ------------  ------------  ------------
OPERATING ACTIVITIES:
Net income                                                  $     8,111  $      6,421  $      3,392  $      5,146
Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization                               15,695        12,274         4,490        13,595
     Provision for bad debts                                        --            138            47         1,235
     Write-off of previous finance costs                            --            --          1,282           --
     Gain on disposal of property, plant and equipment              --            --             13            (4)
     Provision for SAR's                                            --            --            --            968
     Equity in net loss (earnings) of unconsolidated
        subsidiaries                                              2,607           --           (204)         (183)
     Net change in deferred taxes                                 4,339         3,590        (2,086)       (1,256)
     Net effect of changes in operating assets and
        liabilities (net of acquisitions)                         1,701         5,865        (4,323)        2,918
                                                           ------------  ------------  ------------  ------------

Net cash flows from operating activities                         32,453        28,288         2,611        22,419
                                                           ------------  ------------  ------------  ------------

INVESTING ACTIVITIES:
     Acquisitions of businesses                                  (5,459)     (152,318)          --            --
     Investment in and advances
        to unconsolidated subsidiaries                           (6,645)           --           --            --
     Capital expenditures                                       (17,121)      (13,556)       (3,447)       (5,681)
     Proceeds from sale of property, plant and equipment            --             --            58           694
                                                           ------------  ------------  ------------  ------------
Net cash flows from investing activities                        (29,225)     (165,874)       (3,389)      (4 ,987)
                                                           ------------  ------------  ------------  ------------
FINANCING ACTIVITIES:
     Borrowings:
        Proceeds                                                    --        153,500       106,000        83,900
        Repayments                                                  (70)      (27,500)     (103,971)      (99,961)
     Dividends paid to parent                                      (687)         (416)          --            --
     Dividends paid on preferred stock and purchase of
        stock put warrant                                            --             --       (2,341)          --
     Proceeds from issuance of common stock                          --        21,000           --            170
                                                           ------------  ------------  ------------  ------------
Net cash flows from financing activities                           (757)      146,584          (312)      (15,891)
                                                           ------------  ------------  ------------  ------------

Net increase (decrease) in cash                                   2,471         8,998        (1,090)        1,541
Cash at beginning of period                                      11,218           --          3,310         1,769
Cash acquired in acquisition                                        728         2,220          --             --
                                                           ------------  ------------  ------------  ------------

Cash at end of period                                      $     14,417   $    11,218   $     2,220   $     3,310
                                                           ============   ===========   ============  ===========




                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Pioneer Americas Acquisition Corp. ("Pioneer") is a Delaware corporation formed on March 6, 1995 ("Inception"). Pioneer is 100% owned by Pioneer Companies, Inc. ("PCI").

     On April 20, 1995, Pioneer acquired Pioneer Americas, Inc. ("Pioneer Americas" or the "Predecessor Company") for approximately $177 million (the "Acquisition"). Pioneer Americas manufactured chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents, and agricultural chemicals. Consideration for the Acquisition included cash, assumption of certain liabilities and repayment of debt of the Predecessor Company, redemption of preferred stock of the Predecessor Company and fees and expenses related to the Acquisition. In connection with the Acquisition, PCI sold common stock, issued long-term debt and entered into a new bank revolving credit facility. The Acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the Predecessor Company were included in the consolidated financial statements from the date acquired. The Acquisition resulted in $112 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over 25 years.

      In February 1996, Pioneer acquired an interest in Kemwater North America Company ("Kemwater") for $0.3 million of cash and a contribution of the assets and liabilities of its subsidiary Imperial West Chemical Co. ("Imperial West"). Kemwater was formed to conduct the operations of Imperial West and KWT, Inc. (acquired by PCI in February 1996). Kemwater, which manufactures and supplies iron chlorides that are used to remove solids from water streams and to control hydrogen sulfide emissions by the potable and waste water markets, is owned 50% by Pioneer and 50% by PCI. Since it does not own a controlling interest in Kemwater, Pioneer accounts for Kemwater using the equity method. In the 1996 consolidated financial statements, Pioneer's investment in Kemwater is presented as "Investment in and advances to unconsolidated subsidiary" and its equity in the loss of Kemwater is shown as "Equity in net loss of unconsolidated subsidiary." In the 1995 consolidated financial statements of Pioneer, Imperial West is consolidated and includes the following: total assets of $25.7 million, total revenues of $23.7 million and net loss of $0.6 million. Had the acquisition been made as of January 1, 1996 and 1995, it would not have had a significant impact on the consolidated financial statements for 1996 and 1995. The acquisition did not have a material impact on Pioneer's financial statements, and therefore pro forma information is not presented.

     Pioneer acquired T.C. Products in July 1996 for $10.0 million. T.C. Products manufactures bleach and related products. The acquisitions was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations for the acquired company was included in the consolidated financial statements from the date acquired. The acquisition resulted in $7.0 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over 25 years. Had the acquisition been made as of January 1, 1996 and 1995, it would not have had a significant impact upon the consolidated financial statements for 1996 and 1995. The acquisition did not have a material impact on Pioneer's financial statements, and therefore pro forma information is not presented.

     The consolidated financial statements include the accounts of Pioneer and its consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Amounts presented in the notes to the consolidated financial statements for the Predecessor Company are based upon its historical accounting basis for the periods presented. Such amounts do not include effects of the purchase of the Predecessor Company by Pioneer. Amounts presented in the notes to the consolidated financial statements for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994 are included under the captions "Predecessor Company, 1995" and "Predecessor Company, 1994," respectively.

     The Company operates in one industry segment and one geographic area.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

      All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Interest income is netted against interest expense for the periods presented. The Company had interest income for the year ended December 31, 1996 and the period from Inception through December 31, 1995 of $0.7 million and $0.3 million, respectively. The Predecessor Company had interest income of $0.1 million for each of the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994.

INVENTORIES

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor, and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies, and parts. The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory. The results of operations for the period from Inception through December 31, 1995 include the effects of an increase of $1.7 million to cost of sales due to the step-up in value of inventory in connection with the Acquisition.

PROPERTY, PLANT, AND EQUIPMENT

     Depreciation for financial reporting purposes is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 years to 15 years with a predominant life of 10 years.

OTHER ASSETS

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the year ended December 31, 1996 was $1.3 million and for the period from Inception through December 31, 1995 was approximately $1.1 million.

     Other assets of the Predecessor Company included amounts for organization costs, deferred financing costs, non-compete agreements, permits, licenses, and customer lists obtained in conjunction with the acquisitions of All-Pure Chemical Co. ("All-Pure"), GPS Pool Supply, Inc. ("GPS") and Imperial West, which were being amortized on a straight-line basis over their estimated useful lives. The Predecessor Company's deferred financing costs were being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets was approximately $0.8 million for the period from January 1, 1995 through April 20, 1995 and $1.7 million for the year ending December 31, 1994.

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

     Excess cost over the fair value of net assets acquired of approximately $115 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the

Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated shortfall of discounted cash flows or the fair value of the related entity. No such reductions were made in 1996 or 1995. Amortization expense for excess cost over the fair value of net assets acquired was approximately $4.7 million for the year ended December 31, 1996 and $3.3 million for the period from Inception through December 31, 1995.

      The Predecessor Company's excess cost over the fair value of net assets acquired of approximately $12.8 million and is amortized on a straight-line basis over 20 years. Amortization expense was approximately $0.2 million for the period from January 1, 1995 through April 20, 1995 and $0.6 million for 1994.

ENVIRONMENTAL EXPENDITURES

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred.

RETURNABLE DEPOSITS

      Customers are required to pay a security deposit on cylinders, tanks, and containers. These deposits are refunded to the customer upon the termination of service and return of cylinders, tanks, and containers.

INCOME TAXES

     The Company files a consolidated tax return with PCI. Pioneer has entered into a tax sharing agreement with PCI whereby the Company will make tax sharing payments to PCI with respect to federal cash income taxes reflecting the consolidated cash tax liability of PCI. The tax sharing agreement has the effect of presenting the income tax provision on a separate return basis. For financial reporting purposes, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. State income taxes are included in income taxes payable.

USE OF ESTIMATES

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

IMPAIRMENT OF LONG-LIVED ASSETS

During 1996, the Company adopted a new accounting standard for the impairment of long-lived assets. This standard requires that certain assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recovered. If it is determined that the asset's carrying amount is not recoverable, the new accounting standard requires that the carrying value be reduced to the fair value of the assets. Implementation of this standard did not have a significant impact on the Company's 1996 consolidated financial statements.

RECLASSIFICATION

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:


                                                                                           PREDECESSOR COMPANY
                                                                                       ---------------------------
                                                                  1996         1995          1995         1994
                                                             ----------     ---------  -----------    ------------
Accounts receivable                                         $     5,228   $       802   $    (3,617)  $    (4,889)
Due from parent                                                  (1,973)          111           --            535
Receivable from insurance carriers and agents                       --            --            --           (102)
Income taxes receivable                                             --            --            --          2,738
Inventories                                                       3,151         1,541          (638)         (876)
Prepaid expenses                                                     76        (1,404)          722          (371)
Other assets                                                     (1,254)       (3,104)       (1,342)         (305)
Accounts payable                                                 (4,168)       (1,030)        4,899           862
Accrued liabilities                                              (4,457)        8,777        (3,784)        3,783
Returnable deposits                                                (199)         (234)         (259)         (323)
Other long-term liabilities                                       4,770           (71)         (726)        1,079
Accrued pension and other employee benefits                         527           477           422           787
                                                           ------------- ------------- -------- ---  -------------

Net change in operating accounts                            $     1,701   $     5,865     $  (4,323)  $     2,918
                                                            ===========   ===========     =========   ===========


     Following is supplemental cash information:

                                                                                           PREDECESSOR COMPANY
                                                                                       -----------------------------
                                                                  1996         1995          1995         1994
                                                            ------------ -------------------------------------
Cash paid during the period for:
     Interest                                               $    18,297   $     8,288    $    3,067   $      4,482
                                                            ===========   ===========    ==========   ============
     Income taxes                                           $     3,556   $     1,707    $    1,852   $      3,730
                                                            ===========   ===========    ==========   ============

Investing activities of acquisitions during the period:
     Cash paid for acquisition                              $     5,459   $   152,318    $      --    $       238
     Long-term debt issued                                        4,500        11,463           --          3,254
     Liabilities assumed                                          3,994        90,596           --            --
     NOL benefit recognized                                         --         13,600           --            --
                                                            -----------   -----------    ----------   ------------

     Fair value of assets acquired                          $    13,953   $   267,977    $      --    $      3,492
                                                            ===========   ===========    ==========   ============


     Included in the above table are the acquisitions of T.C. Products in 1996; Pioneer Americas, Inc. in 1995;
and GPS in 1994 by the Predecessor Company.

     Other non-cash items included in the consolidated financial statements include: increase in stockholders' equity of $11.5 million and $3.6 million in 1996 and 1995, respectively, due to recognizing the benefit of the net operating loss carryforward; and exchange of $135 million of 13 3/8% First Mortgage
Notes for $135 million of 13 3/8% First Mortgage Notes in 1996.

4.  INVENTORIES

Inventories consisted of the following at December 31:

                                                  1996             1995
                                          ----------------    ---------------
Raw materials, supplies and parts         $          7,512    $         9,849
Finished goods and work-in-process                   2,668              3,155
Inventories under exchange agreements               (3,933)            (1,657)
                                          ----------------    ---------------
                                          $          6,247     $       11,347
                                          ================     ==============


5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

KEMWATER

     Pioneer and PCI each own a 50% interest in Kemwater which was formed in February 1996 to continue the business activities previously conducted by Pioneer's subsidiary, Imperial West and to operate the business acquired by PCI through the acquisition of KWT, Inc. At December 31, 1996, Pioneer's investment in and advances to Kemwater aggregated $28.6 million investment in and advances to Kemwater are primarily for purchase of product and to fund Kemwater's current operations and capital requirements. Pioneer and PCI have funded, and intend to continue funding in the foreseeable future, Kemwater's operations and capital requirements; accordingly, Pioneer has reduced its investment at December 31, 1996 to a deficit of $0.3 million. Following is a summary of selected items from Kemwater's balance sheet at December 31, 1996 and operations for the year ended December 31, 1996 (in thousands):

Current assets                        $  13,004
Non-current assets                       32,224
Current liabilities                       7,294
Non-current liabilities                  40,498
Revenues                                 36,142
Gross profit                              1,865
Net loss                                 (5,214)


BII AND VVLC

     The Company, through its subsidiary Pioneer Chlor Alkali Company, Inc. ("PCAC"), owns approximately 32% of the common stock of Basic Investments, Inc. ("BII"), which owns and maintains the water and power distribution network within the Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the industrial complex. Prior to the Acquisition, the investment in BII was accounted for by the Predecessor Company under the equity method after adjustment to reflect PCAC's basis.

     PCAC has an approximate 21% limited partnership interest in Victory Valley Land Company ("VVLC"). The purpose of the business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly owned subsidiary of BII, acting as general partner with a 50% interest in VVLC, contributed all rights, title, and interest in and to certain land to VVLC. PCAC assigned certain water rights to VVLC. Prior to the Acquisition, the investment in VVLC was accounted for by the Predecessor Company under the equity method.

     The Company's interests in BII and in VVLC (referred to as the Basic Ownership) constitute assets that, pursuant to the Acquisition Agreement and a related Contingent Payment Agreement, will be held for the economic benefit of the Sellers for a period of 20 years. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into a Contingent Payment Account and used to satisfy certain obligations of the Sellers under environmental and other indemnities in favor of the Company. After payment or provision for payment of such obligations in accordance with the provisions of the Contingent Payment Agreement, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the Sellers under the Contingent Payment Agreement for such 20-year period. The Sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. Since the Sellers maintain the economic benefit of the Basic Ownership, and the Company has not received, nor expects to receive in the future, any economic benefit from BII or VVLC, the Company has not maintained these balances in its consolidated financial statements since the Acquisition.

     The BII financial information includes the accounts of VVLC. The following is a summary of financial information pertaining to BII and VVLC for the Predecessor Company for the year ended December 31, 1994:


Revenues                                            $    5,659
Costs and expenses                                       4,834
                                                    ----------
Income before taxes                                        825
Income tax expenses                                       (274)
                                                    ----------
         Net income                                 $      551
                                                    ==========

Equity in earnings (included in other income)       $      183
                                                    ==========

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31,:

                                                 1996                 1995
                                           ---------------      ---------------
Payroll, benefits, and pension             $        2,371              $ 5,371
Interest and bank fees                              4,595                4,941
Future tax effects                                  2,237                2,293
Miscellaneous accrued liabilities                  10,073                8,055
                                           --------------       --------------
   Accrued liabilities                     $       19,276       $       20,660
                                           ==============       ==============



7.  PENSION AND OTHER EMPLOYEE BENEFITS

     Annual pension costs and liabilities for the Company under its two defined-benefit plans covering all of its employees are determined by actuaries using various methods and assumptions. The Company has agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the years ended December 31:


                                               1996        1995      1994
                                              ------      ------    ------
Rate of return of plan assets                  8.0%        8.0%      8.0%
Discount rate                                  7.5%        7.5%      7.5%
Annual compensation increase                   4.0%        4.0%      5.0%

     Pension expense for the periods presented was comprised of:



                                                                         PREDECESSOR COMPANY
                                                                       -----------------------
                                                 1996         1995        1995         1994
                                            -----------   ----------   ----------   ----------
SERVICE COST                                $      597    $     410    $     178    $     571
INTEREST COST                                      892          566          260          770
RETURN ON PLAN ASSETS                           (1,132)        (394)        (149)        (537)
AMORTIZATION OF PRIOR SERVICE AND OTHER            462           56           (7)         225
                                            -----------   ----------    ---------   ----------

TOTAL PENSION EXPENSE                       $      819    $     638     $    282    $   1,029
                                            ===========   ==========    =========   ==========



     The funded status of the pension plans for which assets exceed accumulated benefits and the plan for which accumulated benefits exceed assets as of the actuarial valuation dates of December 31, 1996 and 1995 were as follows:




                                                                            1996                      1995
                                                               ------------------------------    ---------------
                                                                 Accumulated    Assets Exceed      Accumulated
                                                               Benefits Exceed   Accumulated     Benefits Exceed
                                                                   Assets         Benefits           Assets
Actuarial present value of benefits based on service to date and present pay levels:

Vested benefit obligation                                       $     3,823   $      6,122       $      8,488
Non-vested benefit obligation                                           212            389              1,513
                                                              -------------   ------------       ------------
Accumulated benefit obligation                                        4,035          6,511             10,001
Plan assets at fair value                                             3,318          6,963              7,293
                                                               ------------   ------------       ------------
Plan assets in excess (less than) accumulated benefit
obligation                                                              717           (452)            (2,708)
Additional amounts related to projected salary increases              2,171            911              2,199
                                                               ------------   ------------       ------------
Plan assets less than total projected benefit obligation             (1,454)        (1,363)            (4,907)
Unrecognized gain                                                       236          1,254                185
Unrecognized prior service cost                                        (372)           220               (202)
                                                              -------------   ------------       ------------
         Pension obligation                                    $      1,318   $      2,837       $      4,890
                                                               ============   ============       ============



     Plan assets at December 31, 1996 and 1995 consist primarily of fixed income investments and equity investments.

       The Company offers defined-contribution plans for its employees with the employees generally contributing from 1% to 15% of their compensation. Aggregate contributions by the Company to such plans were $0.4 million and $0.2 million in 1996 and 1995, respectively. Aggregate contributions by the Predecessor Company for such plans were $0.1 million for the period from January 1, 1995 through April 20, 1995 and none for 1994.

     In addition to providing pension benefits, PCAC provides certain health care and life insurance benefits for retired employees. Substantially all of PCAC's employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet at December 31:



                                                                                         1996              1995
                                                                                     -----------       ------------
Accumulated post-retirement benefit obligation:
     Retirees                                                                        $     3,737       $      3,669
     Fully eligible active plan participants                                               1,483              1,380
     Other active plan participants                                                        4,986              4,169
                                                                                     -----------       ------------
                                                                                          10,206              9,218
Unrecognized net loss                                                                       (125)                --
                                                                                     -----------       ------------
     Accrued post retirement benefit cost                                            $    10,081       $     9 ,218
                                                                                     ===========       ============

     Net periodic post-retirement benefit cost for the periods presented includes the following components:


                                                                                    PREDECESSOR COMPANY
                                                                                  ----------------------
                                                     1996              1995          1995        1994
                                                 ---------          ----------    ---------   -----------
Service cost                                     $    369           $     243     $    109    $      324
Interest cost                                         693                 449          176           519
Amortization of transition obligation
    over 20 years                                      --                  15            8            32
Other components                                       --                  48           --            --
                                                 ---------          ----------    ---------   -----------
     Net periodic post-retirement benefit cost   $  1,062           $     755     $    293    $      875
                                                 =========          ==========    =========   ===========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1996 (the same as the rate previously assumed for 1995 and 1994) and is assumed to decrease gradually to 6% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996, 1995 and 1994 by $0.8 million, $0.7 million, and $0.6 million, respectively, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for each of 1996, 1995 and 1994 by $0.1 million.


     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at December 31, 1996, 1995, and 1994.


     As a result of the Acquisition, the unrecognized net loss and unrecognized transition obligation amounts as of that date were recognized.


     8.  BANK CREDIT FACILITY

     In April 1995, the Company entered into a credit agreement which provides for the three-year Bank Credit Facility with Bank of America, Illinois ("BAI"). The Company may borrow up to $30.0 million, subject to certain borrowing base limitations. At December 31, 1996, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at the Company's option, (i) the reference rate set by BAI or (ii) the LIBOR Base Rate. The Bank Credit Facility requires the Company to pay a fee equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of the inventory, accounts receivable and certain other assets of PCAC and All-Pure. Up to $10.0 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1996 was approximately $18.6 million. After consideration of applicable outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $15.7 million at December 31, 1996.



     The Bank Credit Facility contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

9. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                                        1996         1995
                                                                                     ---------    ---------
13 3/8% First Mortgage Notes, due 2005                                               $ 135,000    $ 135,000
Subordinated notes payable to sellers of T.C. Products, principal payments due
     July 31, 2001, with a variable interest rate based on a bank's prime
     rate plus 1%, interest is paid monthly                                              4,500           --

Tax-exempt bond financed through the Economic Development Corporation of Pierce
     County, Washington, principal payments due in variable annual installments through 2014, with a variable interest rate based on current
     market values of comparable securities, interest is paid monthly                    2,257           --
                                                                                     ---------    ---------
Total                                                                                  141,757      135,000
Current maturities of long-term debt                                                      (128)          --
                                                                                     ---------    ---------
Long-term debt                                                                       $ 141,629    $ 135,000
                                                                                     =========    =========




     Long-term debt matures as follows: $0.1 million in 1997; $0.1 million in 1998; $0.1 million in 1999; $0.1 million in 2000; $4.6 million in 2001; and
$136.6 million thereafter.

     As part of the Acquisition in April 1995, the Company issued and sold $135 million of 13 3/8% Senior Notes due in 2005. In January 1996, the Company exchanged, as part of a public offering, the $135 million of Notes for $135 Million of 13 3/8% First Mortgage Notes due in 2005. Like the Senior Notes, the Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all subordinated indebtedness. The Mortgage Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. The Company is a holding company with no operating assets or operations. Financial statements of the Company's direct and indirect wholly-owned subsidiaries are not separately included as the Company's management does not believe this information would be material to investors.

     The Mortgage Notes are redeemable at the Company's option starting in 2000. Before 1998, the Company may redeem a maximum of $35 million of the Mortgage Notes at 113% of the principal amount due with funds from a public offering of common stock of the Company or PCI (to the extent such funds are contributed to the Company). Upon a change of control, as defined in the agreement, the Company is required to offer to purchase the Mortgage Bonds for 101% of the principal due.

     The Mortgage Notes and other long-term debt contain various restrictions on the Company, which, among other things, limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

10.  FINANCIAL INSTRUMENTS


CONCENTRATION OF CREDIT RISK

     The Company manufactures and sells chlorine and caustic-based products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers in the western and southeastern regions of the United States. Credit losses relating to these customers have been within management's expectations.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

     Net sales of the Company included sales to a major customer of approximately $23.5 million for the year ended December 31, 1996. Net sales of the Predecessor Company included sales to a major customer of approximately $7.5 million for the period from January 1, 1995 through April 20, 1995 and $18.7 million in 1994.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment of at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Company's Bank Credit Facility with Bank of America.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1996 and 1995.


     At December 31, 1996, the fair market value of all of the Company's financial instruments approximated the book value, except its 13 3/8% First Mortgage Notes Due 2005, which had a book value of $135 million and a fair value based upon its current quoted market price of $153 million.

11. COMMITMENTS AND CONTINGENCIES.

LETTERS OF CREDIT

     At December 31, 1996 the Company had letters of credit and performance bonds outstanding of approximately $5.2 million and $2.5 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and a state environmental agency as required for manufacturers in the state. The letters of credit expire at various dates in 1997 and 1998. No amounts were drawn on the letters of credit at December 31, 1996.

PURCHASE COMMITMENTS

     The Company has committed to purchase salt used in the production process under contracts which continue through December 31, 2003. Based on the contract terms, a minimum of 563,111 tons of salt are to be purchased in 1997, 280,000 tons in 1998 and 225,000 tons in each of the years 1999 through 2003. The future minimum salt commitments are as follows (in thousands):


                           1997                             $      4,402
                           1998                                    2,480
                           1999                                    1,903
                           2000                                    1,960
                           2001                                    2,019
                           Thereafter                              4,221
                                                            -------------
                            Total purchase commitments      $     16,985
                                                            =============


OPERATING LEASES

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1996 are as follows (in thousands):


                           1997                             $      8,318
                           1998                                    7,960
                           1999                                    7,916
                           2000                                    6,267
                           2001                                    5,786
                           Thereafter                              4,685
                                                            -------------
                           Total minimum obligations        $     40,932
                                                            =============



     Lease expense charged to operations for the year ended December 31, 1996 and for the period from Inception through December 31, 1995 was approximately $7.8 million and $6.3 million, respectively. Lease expense charged to the Predecessor Company's operations for the period from January 1, 1995 through and the year ended December 31, 1994 was approximately $3.3 million and $8.4 million, respectively.

LITIGATION

     During 1993, Imperial West was awarded $1.4 million as the result of a breach of contract claim it had asserted against the lessor of one of the Imperial West plants. Appeals of the judgment were upheld and the award together with interest was paid in January 1996. The consolidated financial statements at December 31, 1995 included a receivable for the award. The lessor also filed suit alleging that Imperial West was required to remediate alleged contamination prior to the termination of the lease in July 1995. The parties settled that action under terms pursuant to which (i) Imperial West paid the lessor $900,000 upon the termination of the lease in July 1995, and (ii) the lessor transferred title to the property to Imperial West. In addition, Imperial West agreed to indemnify the lessor against any future environmental liability with respect to the property. Certain insurers paid a portion of Imperial West's defense costs in connection with the lawsuit by the lessor.

     In 1994, the trustee in the bankruptcy of a company which was a customer of the Predecessor Company filed suit against the Predecessor Company, seeking the recovery of up to $2.2 million in payments made to the Predecessor Company on a basis which the trustee alleges was preferential to other creditors' claims. Management has been advised by counsel that the range of any loss which may be incurred as the result of the suit will be substantially below the amount claimed, and the Company is vigorously contesting the action. The Company does not believe this action will have a significant effect on its financial position or results of operations.


     The Company is party to other legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.


12.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows at December 31:


                                                                   1996           1995
                                                                  ------         -----
Deferred tax liabilities:
     Tax over book basis--property, plant and equipment        $  20,006       $  22,063
     Other--net                                                      399           1,435
                                                               ---------      ----------
Total deferred tax liabilities                                    20,405          23,498
                                                               ---------      ----------
Deferred tax assets:
     Post employment benefits                                      5,552           5,791
     Alternative minimum tax credit carryforward                     671              --
     Allowance for doubtful accounts                                 511             569
     Other accrued liabilities                                     6,165           6,530
     Net operating loss carry forward of PCI                      14,391          22,091
                                                               ---------      ----------
Total deferred tax assets                                         27,290          34,981
Valuation allowance for deferred tax assets                           --         (11,433
                                                               ---------      ----------
Net deferred tax assets                                           27,290          23,498
                                                               ---------      ----------
Net deferred taxes                                             $   6,885       $      --
                                                               =========      ==========



     Significant components of the provision for income taxes for the periods presented are as follows:



                                                                                    Predecessor Company
                                                                             ------------------------------
                                              1996             1995              1995               1994
                                         ------------      ------------      -----------        -----------
Current:
     Federal                             $       614       $       799       $     5,938         $    3,930
     State                                     1,528             1,830               957                568
                                         ------------      ------------      -----------         ----------
Total current                                  2,142             2,629             6,895              4,498
                                         ------------      ------------      -----------         ----------
Deferred:
     Federal                                   5,032             4,180            (1,816)            (1,010)
     State                                      (439)             (601)             (270)              (246)
                                         ------------      ------------      -----------         ----------
Total deferred                                 4,593             3,579            (2,086)            (1,256)
                                         ------------      ------------      -----------         ----------
     Total income tax provision           $    6,735       $     6,208       $     4,809          $   3,242
                                          ==========       ===========       ===========         ==========


                                                                                   Predecessor Company
                                                                            ---------------------------------
                                             1996             1995               1995              1994
                                       ---------------   ---------------    ---------------   ---------------
                                       Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                                       -------  -----    -------   -----    -------  -----    -------  -----
                                       >C>
Tax at U.S. statutory rates            $ 4,390    35%    $ 4,420     35%    $ 4,068    35%    $ 2,936    35%
State income taxes, net of federal
    tax benefits                           708     6         799      6         407     3         321     4
Amortization of  excess cost over
    the fair value of net assets
    acquired                             1,591    14       1,159      9          69     1         221     2
Adjustment of previously provided
    taxes                                   --    --          --     --          --    --        (285)   (3)
Other, net                                  46    --        (170)    (1)        265     2          49     1
                                       -------  -----    -------   -----    -------  -----    -------  -----
                                       $ 6,735    55%    $ 6,208     49%    $ 4,809    41%    $ 3,242    39%
                                       =======  =====    =======   =====    =======  =====    =======  =====

     At December 31, 1996, PCI had available to it on a consolidated tax return basis approximately $35.6 million of net operating loss carryforward ("NOL") for income tax purposes (expiring 2003 to 2010). The NOL is available for offset against future taxable income if generated during the carryforward period. A tax sharing agreement provides that the Company will be liable to PCI for its separate tax liability only to the extent the consolidated group has a tax liability. However as long as PCI's NOL is available to the consolidated group to reduce taxable income, the Company's tax liability to PCI will be substantially reduced. As a result of the tax sharing agreement, the NOL is reflected by the Company for financial reporting purposes.

     For the year ended December 31, 1996 and the period from Inception through December 31, 1995, the benefit of the utilization of the NOL of $11.5 million and $3.6 million, respectively was recognized as an increase to additional paid-in capital. Approximately $13.6 million was recognized as an increase to additional paid-in capital as part of the purchase price allocation of the Acquisition.

13.  OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of pollutants into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources, and the Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.3 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant. The Company believes that it is in substantial compliance with existing governmental regulations.

     PCAC's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by PCAC. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, a study is being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to PCAC's property.

     In connection with the October 1988 acquisition of the chlor-alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company from environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the Acquisition, the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet, if any, would not have a material adverse effect on the consolidated financial statements.

     In the Acquisition Agreement, the Sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to certain properties held for the benefit of the Sellers ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts held pursuant to the Contingent Payment Agreement, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. Subject to certain exceptions and limitations set forth in the Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. PCI is required to reimburse the Sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. PCI and the Sellers have agreed that they will cooperate in matters relating to the ZENECA Indemnity.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charge to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $1.7 million and $1.2 million for the year ended December 31, 1996 and for the period from Inception through December
31, 1995, respectively, and $0.4 million and $1.8 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, respectively. Capital expenditures for environmental-related matters at existing facilities were approximately $4.3 million and $2.2 million for the year ended December 31, 1996 and for the period from Inception through December 31, 1995, respectively, and $0.2 million and $0.5 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve of approximately $9.0 million at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1996 and 1995. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1996 and 1995. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

14.  RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:


                                                                          Predecessor Company
                                                                         ---------------------
                                              1996          1995          1995         1994
                                            -------       -------        -------      --------
Sales to Saguaro                            $ 1,005       $   754        $   353      $  1,286
Purchases from Saguaro                        1,840         1,388            616         2,096
Partnership distribution from Saguaro
   (included in other income)                   735           637             --         1,290


     Accounts receivable from and accounts payable to Saguaro are at the Company's normal terms and are generally not significant to the Company's consolidated balance sheet.

     The Company is a party to an agreement negotiated on an arms-length basis with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. For the year ended December 31, 1996 and the period from Inception through December 31, 1995, BII charged expenses to the Company of approximately $0.2 million and $0.2 million, respectively. For the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, BII charged expenses to the Predecessor Company of approximately $0.2 million and $0.5 million, respectively.

     The Company sells certain products to Kemwater at market prices. Sales to Kemwater totaled $8.8 million during the year ended December 31, 1996. Kemwater provides transportation services to the Company at market prices which totaled $1.8 million for 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Deloitte & Touche LLP has acted as independent accountants of the Company since its inception. Following the Acquisition it was determined that Deloitte & Touche LLP would continue to act as independent accountants of the Company and its consolidated subsidiaries.

     Ernst & Young LLP had been the independent accountants for Pioneer Americas and its consolidated subsidiaries prior to its dismissal, effective October 16, 1995. The reports of Ernst & Young LLP on the financial statements of Pioneer Americas for the fiscal year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the financial statements of Pioneer Americas the fiscal year ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

     Ernst & Young LLP furnished a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of that letter, dated October 30, 1995, is filed as an exhibit to this Annual Report.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A)  LIST OF DOCUMENTS FILED.

      (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 7 hereof.

      (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 7 hereof.

      (3)  Exhibits

The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or arrangement required to be filed as an exhibit pursuant to the requirements of
Item 14(c) of Form 10-K.



      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------

      2* Stock Purchase Agreement, dated as of March 24, 1995, by and among PCI, Pioneer and the Sellers parties thereto (incorporated by reference to Exhibit 2 to the Registration Statement on form S-4 filed by Pioneer on October 30, 1995).

      3.1* Certificate of Incorporation of Pioneer filed with the Secretary of State of Delaware on March 6, 1995 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      3.2* By-laws of Pioneer (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(a)* Indenture, dated as of April 1, 1995, by and among Pioneer, the Subsidiary Guarantors parties thereto and IBJ Schroder Bank & Trust Company, as trustee, relating to $135,000,000 principal amount of 13 3/8% Senior Notes due 2005, including form of Senior Note and Guarantee (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(b)* First Supplemental Indenture, dated as of September 14, 1995, by and among Pioneer, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30,
                           1995).

      4.1(c) Second Supplemental Indenture, dated as of December 30, 1996, by and among Pioneer, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee.

      4.1(d)* Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement on Form
                           S-4 filed by Pioneer on October 30, 1995).

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------

      4.1(e)* Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(f)* Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, Pioneer, Pioneer Americas, Inc. and Pioneer Chlor Alkali Company, Inc. (incorporated by reference to Exhibit
                           4.4 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.2(a)* Loan and Security Agreement, dated as of April 12, 1995, by and among Pioneer Americas, Inc. and certain Subsidiary Guarantors, the lenders party thereto and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 4.3(a) to the Registration Statement on Form S-4 filed by Pioneer on October 30,
                           1995).

      4.2(b)* Master Corporate Guaranty, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as guarantor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders, guaranteeing the obligations of one another under the Bank Credit Agreement (incorporated by reference to Exhibit 4.3(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).


      4.2(c)* Master Security Agreement, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as debtor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders (incorporated by reference to Exhibit 4.3(c) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.1* Contingent Payment Agreement, dated as of April 20, 1995, by and among PCI, Pioneer and the Sellers party thereto (incorporated by reference to Exhibit
                           10.2 to PCI's Current Report on Form 8-K filed on May 5, 1995 (file no. 1-9859)).

      10.2* Tax Sharing Agreement, dated as of April 20, 1995, by and among PCI, Pioneer and the Subsidiary Guarantors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.3*+ Pioneer Companies, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.4*+ Pioneer Companies, Inc. Key Executive Stock Grant Plan (incorporated by reference to Exhibit 10.2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

      10.5*+ Pioneer Chlor Alkali Company, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to Pioneer's Annual Report on
                           Form 10-K for the year ended December 31, 1995).

      10.6*+ Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (file no. 1-9859)).

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------


      10.7*+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz (incorporated by reference to Exhibit 10.7 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.8*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly (incorporated by reference to Exhibit 10.8 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.9*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr. (incorporated by reference to Exhibit 10.9 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.10*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson (incorporated by reference to Exhibit 10.10 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.11+ Executive Employment Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      10.12+ Stock Purchase Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      10.13+ Non-Qualified Stock Option Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      16* Letter from Ernst & Young LLP regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      21                   Subsidiaries of Pioneer.




      (B)  REPORTS ON FORM 8-K.

      The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

      (C)  FINANCIAL STATEMENT SCHEDULE.


      Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto.

SCHEDULE II

                       PIONEER AMERICAS ACQUISITION CORP.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                 BALANCE AT         CHARGED TO                                    BALANCE AT
                                                 BEGINNING           COSTS AND                                      END OF
               DESCRIPTION                       OF PERIOD            EXPENSE       ADDITIONS       DEDUCTIONS      PERIOD
               -----------                       ---------          ----------      ---------       ----------    ----------
   YEAR ENDED DECEMBER 31, 1996:
       Allowance for doubtful accounts             $1,424               $--          $--            $(113)(A)       $1,311


   YEAR ENDED DECEMBER 31, 1995:
       Allowance for doubtful accounts               --                  138          1,416(B)       (130)(A)        1,424

------------
(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established on April 20, 1995 in connection with the acquisition of Pioneer Americas, Inc.

                                                                 SCHEDULE II

                             PIONEER AMERICAS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                 BALANCE AT         CHARGED TO                                    BALANCE AT
                                                 BEGINNING           COSTS AND                                      END OF
               DESCRIPTION                       OF PERIOD            EXPENSE       ADDITIONS       DEDUCTIONS      PERIOD
               -----------                       ---------          ----------      ---------       ----------    ----------
PERIOD FROM JANUARY 1, 1995 THROUGH APRIL 20,
   1995:
     Allowance for doubtful accounts             $   2,038          $   47           $    --         $(169)(A)       $1,916

YEAR ENDED DECEMBER 31, 1994:
     Allowance for doubtful accounts                   521           1,235             300(B)          (18)(A)        2,038

------------
(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established in May 1994 in connection with the acquisition of GPS.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          PIONEER AMERICAS ACQUISITION CORP.


                                          By:  /s/ Michael J. Ferris
                                             ---------------------------------
                                             Michael J. Ferris, President and
                                               Chief Executive Officer

March 31, 1997


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                               TITLE                                           DATE
              ---------                               -----                                           ----

      /s/  Michael J. Ferris         President and Chief Executive Officer                     March 31, 1997
      ----------------------         (Principal Executive Officer) and Director
       (Michael J. Ferris)



      /s/  Philip J. Ablove          Vice President and Chief Financial Officer                March 31, 1997
      ---------------------          and Director (Principal Financial
         (Philip J. Ablove)          Officer)




      /s/  John R. Beaver            Controller (Principal Accounting Officer)                 March 31, 1997
      -------------------
           (John R. Beaver)



      /s/  William R. Berkley        Chairman of the Board                                     March 31, 1997
      -----------------------
       (William R. Berkley)



      /s/  Andrew M. Bursky          Director                                                  March 31, 1997
      ---------------------
       (Andrew M. Bursky)



      /s/  Donald J. Donahue         Director                                                  March 31, 1997
      ----------------------
         (Donald J. Donahue)


      /s/  Richard C. Kellogg, Jr.   Director                                                  March 31, 1997
      ----------------------------
        (Richard C. Kellogg, Jr.)



      /s/  Paul J. Kienholz          Director                                                  March 31, 1997
      ---------------------
        (Paul J. Kienholz)



      /s/  Jack H. Nusbaum           Director                                                  March 31, 1997
      --------------------
          (Jack H. Nusbaum)



      /s/  Thomas H. Schnitzius      Director                                                  March 31, 1997
      -------------------------
        (Thomas H. Schnitzius)


                                EXHIBIT INDEX


      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------

      2* Stock Purchase Agreement, dated as of March 24, 1995, by and among PCI, Pioneer and the Sellers parties thereto (incorporated by reference to Exhibit 2 to the Registration Statement on form S-4 filed by Pioneer on October 30, 1995).

      3.1* Certificate of Incorporation of Pioneer filed with the Secretary of State of Delaware on March 6, 1995 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      3.2* By-laws of Pioneer (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(a)* Indenture, dated as of April 1, 1995, by and among Pioneer, the Subsidiary Guarantors parties thereto and IBJ Schroder Bank & Trust Company, as trustee, relating to $135,000,000 principal amount of 13 3/8% Senior Notes due 2005, including form of Senior Note and Guarantee (incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(b)* First Supplemental Indenture, dated as of September 14, 1995, by and among Pioneer, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30,
                           1995).

      4.1(c) Second Supplemental Indenture, dated as of December 30, 1996, by and among Pioneer, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee.

      4.1(d)* Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement on Form
                           S-4 filed by Pioneer on October 30, 1995).

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------

      4.1(e)* Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.1(f)* Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, Pioneer, Pioneer Americas, Inc. and Pioneer Chlor Alkali Company, Inc. (incorporated by reference to Exhibit
                           4.4 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      4.2(a)* Loan and Security Agreement, dated as of April 12, 1995, by and among Pioneer Americas, Inc. and certain Subsidiary Guarantors, the lenders party thereto and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 4.3(a) to the Registration Statement on Form S-4 filed by Pioneer on October 30,
                           1995).

      4.2(b)* Master Corporate Guaranty, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as guarantor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders, guaranteeing the obligations of one another under the Bank Credit Agreement (incorporated by reference to Exhibit 4.3(b) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).


      4.2(c)* Master Security Agreement, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as debtor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders (incorporated by reference to Exhibit 4.3(c) to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.1* Contingent Payment Agreement, dated as of April 20, 1995, by and among PCI, Pioneer and the Sellers party thereto (incorporated by reference to Exhibit
                           10.2 to PCI's Current Report on Form 8-K filed on May 5, 1995 (file no. 1-9859)).

      10.2* Tax Sharing Agreement, dated as of April 20, 1995, by and among PCI, Pioneer and the Subsidiary Guarantors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.3*+ Pioneer Companies, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      10.4*+ Pioneer Companies, Inc. Key Executive Stock Grant Plan (incorporated by reference to Exhibit 10.2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

      10.5*+ Pioneer Chlor Alkali Company, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to Pioneer's Annual Report on
                           Form 10-K for the year ended December 31, 1995).

      10.6*+ Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (file no. 1-9859)).

      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT
      -------                         ----------------------


      10.7*+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz (incorporated by reference to Exhibit 10.7 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.8*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly (incorporated by reference to Exhibit 10.8 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.9*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr. (incorporated by reference to Exhibit 10.9 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.10*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson (incorporated by reference to Exhibit 10.10 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.11+ Executive Employment Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      10.12+ Stock Purchase Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      10.13+ Non-Qualified Stock Option Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael
                           J. Ferris.

      16* Letter from Ernst & Young LLP regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-4 filed by Pioneer on October 30, 1995).

      21                   Subsidiaries of Pioneer.

      27                   Financial Data Schedule