Form 10-Q
period 1997-03-31
PIONEER AMERICAS ACQUISITION CORP
filed 1997-05-13
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  |X|  No | |

     On May 2, 1997, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION



                                                                                     Page
                                                                                     ----

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 1997 and December 31, 1996       3

             Consolidated Statements of Operations--Three Months Ended March 31,
             1997 and 1996                                                           4

             Consolidated Statements of Cash Flows--Three Months Ended March 31,
             1997 and 1996                                                           5

             Notes to Consolidated Financial Statements                              6

                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                        9

                         PART I --FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1997           1996
                                                                              -----------    -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                  $    14,640    $    14,417
   Accounts receivable, less allowance for doubtful accounts of $1,440 at
     March 31, 1997 and $1,311 at December 31, 1996                                18,438         18,830
   Due from parent                                                                  2,840          2,547
   Inventories                                                                      8,896          6,247
   Prepaid expenses                                                                   806          1,156
                                                                              -----------    -----------
Total current assets                                                               45,620         43,197
Property, plant and equipment:
   Land                                                                             3,735          3,735
   Buildings and improvements                                                      17,218         17,062
   Machinery and equipment                                                         73,194         71,704
   Cylinders and tanks                                                              4,583          4,540
   Construction in progress                                                        12,501         11,871
                                                                              -----------    -----------
                                                                                  111,231        108,912
   Less accumulated depreciation                                                  (19,007)       (16,429)
                                                                              -----------    -----------
                                                                                   92,224         92,483
Investment in and advances to unconsolidated subsidiary                            28,553         28,586
Other assets, net of accumulated amortization of $2,803 at March 31, 1997
   and $2,458 at December 31, 1996                                                 19,268         19,621
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $8,749 at March 31, 1997 and $7,556 at December 31, 1996       105,930        107,123
                                                                              -----------    -----------
Total assets                                                                  $   291,595    $   291,010
                                                                              ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    17,677    $    17,221
   Accrued liabilities                                                             21,614         19,276
   Returnable deposits                                                              3,175          3,238
   Current portion of long-term debt                                                  128            128
                                                                              -----------    -----------
Total current liabilities                                                          42,594         39,863
Long-term debt                                                                    141,629        141,629
Returnable deposits                                                                 3,272          3,272
Accrued pension and other employee benefits                                        14,555         14,100
Other long-term liabilities                                                        17,112         17,823
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value,  authorized 1,000 shares, issued and
        outstanding 1,000 shares                                                        1              1
   Additional paid-in capital                                                      61,124         61,124
   Retained earnings                                                               11,308         13,198
                                                                              -----------    -----------
Total stockholders' equity                                                         72,433         74,323
                                                                              -----------    -----------
Total liabilities and stockholders' equity                                    $   291,595    $   291,010
                                                                              ===========    ===========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                     1997          1996
                                                  ----------    ----------
Revenues                                          $   38,743    $   44,292
Cost of sales                                         29,003        30,797
                                                  ----------    ----------
Gross profit                                           9,740        13,495
Selling, general and administrative expense            6,170         6,090
                                                  ----------    ----------
Operating income                                       3,570         7,405
Equity in net loss of unconsolidated subsidiary       (1,055)         (110)
Interest expense, net                                 (4,458)       (3,944)
Other income, net                                        231            89
                                                  ----------    ----------
Income (loss) before taxes                            (1,712)        3,440
Income tax provision                                     178         2,028
                                                  ----------    ----------
Net income (loss)                                 $   (1,890)   $    1,412
                                                  ==========    ==========




                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                               THREE MONTHS ENDED
                                                                                   MARCH  31,
                                                                            ------------------------
                                                                               1997          1996
                                                                            ----------    ----------
Operating activities:
   Net income (loss)                                                        $   (1,890)   $    1,411
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                            4,080         4,217
        Equity in net loss of unconsolidated subsidiaries                        1,055           110
        Net change in deferred taxes                                               (42)        1,425
        Net effect of changes in operating assets and liabilities (net of
          acquisitions)                                                            379        (2,088)
                                                                            ----------    ----------
Net cash flows from operating activities                                         3,582         5,075
                                                                            ----------    ----------
Investing activities:
     Investment in and advances to unconsolidated subsidiary                    (1,022)         (600)
     Capital expenditures                                                       (2,337)       (3,907)
                                                                            ----------    ----------
Net cash flows from investing activities                                        (3,359)       (4,507)
                                                                            ----------    ----------
Net increase in cash                                                               223           568
Cash acquired in purchase                                                         --             505
Cash at beginning of period                                                     14,417        11,218
                                                                            ----------    ----------
Cash at end of period                                                       $   14,640    $   12,291
                                                                            ==========    ==========



                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Americas Acquisition Corp. and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1996 is derived from the December 31, 1996 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
                                          1997         1996
                                        ---------    ---------
Accounts receivable                     $     392    $   1,584
Due from parent                              (293)        (766)
Inventories                                (2,649)        (682)
Prepaid expenses                              350        1,659
Other assets                                   98         (121)
Accounts payable                              456       (7,971)
Accrued liabilities                         2,345          295
Returnable deposits                           (63)        (120)
Other long-term liabilities                  (256)       4,034
                                        ---------    ---------
     Net change in operating accounts   $     379    $  (2,088)
                                        =========    =========

     Following is supplemental cash information:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                          1997        1996
                                                                        ---------   ---------
Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest                                                        $     605   $     231
        Income taxes                                                          135       2,150
     Acquisition of KWT, Inc. during the period:
          Cash paid for acquisition                                                 $   1,572
          Long-term debt issued                                                         8,017
          Liabilities assumed                                                           2,167
                                                                                    ---------
          Fair value of assets acquired                                             $  11,756
                                                                                    =========

     Other non-cash items included in the consolidated financial statements include an increase in shareholder's equity of $1.4 million for the three months ended March 31, 1996 due to the recognition of the net operating loss carryforward.

3.  INVENTORIES

Inventories consist of the following:

                                                  MARCH 31,   DECEMBER 31,
                                                  ---------   ------------
                                                     1997         1996
                                                  ---------    ---------
Raw materials, supplies and parts                 $   7,914    $   7,512
Finished goods and work-in-process                    4,407        2,668
Inventories under exchange agreements                (3,425)      (3,933)
                                                  ---------    ---------
                                                  $   8,896    $   6,247
                                                  =========    =========

4.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

5.  RESULTS OF OPERATIONS

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                     1997         1996
                                                  ---------    ---------
Revenues                                          $  38,743    $  44,292
Cost of sales                                        29,003       30,797
                                                  ---------    ---------
Gross profit                                          9,740       13,495
Selling, general and administrative expense           6,170        6,090
                                                  ---------    ---------
Operating income                                      3,570        7,405
Equity in net loss of unconsolidated subsidiary      (1,055)        (110)
Interest expense, net                                (4,458)      (3,944)
Other income, net                                       231           89
                                                  ---------    ---------
Income (loss) before taxes                           (1,712)       3,440
Income tax provision                                    178        2,028
                                                  ---------    ---------
Net income (loss)                                 $  (1,890)   $   1,412
                                                  =========    =========

Revenues

     Revenues decreased by $5.5 million or approximately 13% to $38.7 million for the three months ended March 31, 1997. Electrochemical unit ("ECU") prices decreased approximately 3% while caustic soda and chlorine sales volumes decreased by 21% and 3%, respectively. The decrease in caustic soda sales was due to the weather-related delays in Mississippi River barge shipments. Revenues for All-Pure Chemical Co. ("All-Pure") increased 13% or $1.2 million in the first quarter of 1997 compared to the same quarter a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the second quarter of 1996.

Cost of Sales

     Cost of sales decreased by $1.8 million or almost 6% to $29.0 million for the three months ended March 31, 1997. This decrease was the result of lower cost of sales for caustic soda and chlorine due to lower sales volumes, partially offset by the acquisitions mentioned above.

Gross Profit

     Gross profit margin decreased from 30% during the first quarter of 1996 to approximately 25% during the first quarter of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Equity in Net Loss of Unconsolidated Subsidiary

     Equity in net loss of unconsolidated subsidiary increased by approximately $0.9 million due to losses sustained by the unconsolidated subsidiary during the first quarter of 1997. These losses were attributable to decreased gross margins as a result of higher raw material costs.

Income (Loss) Before Taxes

     As a result of the above, income (loss) before income taxes decreased $5.1 million to a loss of $1.7 million for the three months ended March 31, 1997 from income of $3.4 million for the three months ended March 31, 1996.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.




                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PIONEER AMERICAS ACQUISITION CORP.




May 13, 1997                              By:  /s/ Philip J. Ablove
                                              ---------------------------------
                                               Philip J. Ablove
                                               Vice President and
                                               Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
