Form 10-Q
period 1997-06-30
PIONEER AMERICAS ACQUISITION CORP
filed 1997-08-14
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO_____________

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

     On August 1, 1997, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets--June 30, 1997 and December 31, 1996                              3

            Consolidated Statements of Operations--Three Months Ended June 30, 1997 and 1996              4
               and Six Months Ended June 30, 1997 and 1996

            Consolidated Statements of Cash Flows--Six Months Ended June 30, 1997 and 1996                5

            Notes to Consolidated Financial Statements                                                    6


                                                      PART II--OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                             11

                         PART I --FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997               1996
                                                                                ----------        ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $  34,676         $  14,417
  Accounts receivable, less allowance for doubtful accounts of $1,411 at
     June 30, 1997 and $1,311 at December 31, 1996                                 23,798            18,830
  Due from parent                                                                     685             2,547
  Inventories                                                                      14,645             6,247
  Prepaid expenses                                                                    349             1,156
                                                                                ----------        ----------
Total current assets                                                               74,153            43,197
Property, plant and equipment:
  Land                                                                              4,885             3,735
  Buildings and improvements                                                       26,488            17,062
  Machinery and equipment                                                         134,154            71,704
  Cylinders and tanks                                                               4,541             4,540
  Construction in progress                                                         22,471            11,871
                                                                                ---------         ---------
                                                                                  192,539           108,912
  Less accumulated depreciation                                                   (21,924)          (16,429)
                                                                                ---------         ---------
                                                                                  170,615            92,483
Investment in and advances to unconsolidated subsidiary                            29,395            28,586
Other assets, net of accumulated amortization of $1,809 at June 30, 1997
  and $2,458 at December 31, 1996                                                  39,836            19,621
Excess cost over fair value of net assets acquired, net of accumulated
  amortization of $10,009 at June 30, 1997 and $7,556 at December 31, 1996        125,080           107,123
                                                                                ---------         ---------
Total assets                                                                    $ 439,079         $ 291,010
                                                                                =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  16,718         $  17,221
  Accrued liabilities                                                              15,451            19,276
  Returnable deposits                                                               3,415             3,238
  Current portion of long-term debt                                                 1,163               128
                                                                                ---------         ---------
Total current liabilities                                                          36,747            39,863
Long-term debt                                                                    305,620           141,629
Returnable deposits                                                                 3,272             3,272
Accrued pension and other employee benefits                                        17,992            14,100
Other long-term liabilities                                                        18,081            17,823
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value,  authorized 1,000 shares, issued and
       outstanding 1,000 shares                                                         1                 1
  Additional paid-in capital                                                       66,624            61,124
  Retained earnings (deficit)                                                      (9,258)           13,198
                                                                                ----------        ---------
Total stockholders' equity                                                         57,367            74,323
                                                                                ---------         ---------
Total liabilities and stockholders' equity                                      $ 439,079         $ 291,010
                                                                                =========         =========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                           ---------------------------      ----------------------------
                                                              1997             1996             1997             1996
                                                           ----------       ----------       ----------       ----------
Revenues                                                   $   46,088       $   47,671       $   84,831       $   91,963
Cost of sales                                                  36,656           33,546           65,659           64,343
                                                           ----------       ----------       ----------       ----------
Gross profit                                                    9,432           14,125           19,172           27,620
Selling, general and administrative expense                     6,111            6,285           12,281           12,375
                                                           ----------       ----------       ----------       ----------
Operating income                                                3,321            7,840            6,891           15,245
Equity in net loss of unconsolidated subsidiary                  (719)            (112)          (1,774)            (223)
Interest expense, net                                           4,980            4,405            9,438            8,349
Other income, net                                                 206               15              437              104
                                                           ----------       ----------       ----------       ----------
Income (loss) before taxes and extraordinary item              (2,172)           3,338           (3,884)           6,777
Income tax provision (benefit)                                   (489)           1,859             (311)           3,887
                                                           ----------       ----------       ----------       ----------
Income (loss) before extraordinary item                        (1,683)           1,479           (3,573)           2,890
Extraordinary loss from early extinguishment of debt
(net of income tax benefit of $12,439)                         18,658               --           18,658               --
                                                           ----------       ----------       ----------       ----------
Net income (loss)                                          $  (20,341)      $    1,479       $  (22,231)      $    2,890
                                                           ==========       ==========       ==========       ==========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                             SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                    ----------------------------------
                                                                                           1997             1996
                                                                                      --------------   -------------
Operating activities:
  Net income (loss)                                                                       $  (22,231)      $    2,890
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Extraordinary item (net of tax)                                                     18,658               --
          Depreciation and amortization                                                        8,553            8,284
          Equity in net loss of unconsolidated subsidiaries                                    1,774              223
          Net change in deferred taxes                                                          (851)           1,425
          Net effect of changes in operating assets and liabilities (net of
              acquisitions) (Note 2)                                                          (7,078)          (5,174)
                                                                                          ----------       ----------
Net cash flows from (used in) operating activities                                            (1,175)           7,648
                                                                                          ----------       ----------
Investing activities:
       Acquisition of businesses                                                             (97,000)              --
       Investment in and advances to unconsolidated subsidiary                                  (809)          (2,208)
       Capital expenditures                                                                   (5,278)          (8,505)
                                                                                          ----------       ----------
Net cash flows used in investing activities                                                 (103,087)         (10,713)
                                                                                          ----------       ----------
Financing activities:
       Payments on long-term debt                                                           (162,092)              --
       Proceeds from long-term debt                                                          300,000               --
       Debt issuance and related costs                                                       (13,387)              --
                                                                                          ----------       ----------
Net cash flows from financing activities                                                     124,521               --
                                                                                          ----------       ----------
Net increase (decrease) in cash                                                               20,259           (3,065)
                                                                                          ----------       ----------
Cash acquired in purchase                                                                         --              505
Cash at beginning of period                                                                   14,417           11,218
                                                                                          ----------       ----------
Cash at end of period                                                                     $   34,676       $    8,658
                                                                                          ==========       ==========




                See notes to consolidated financial statements.

                    PIONEER AMERICAS ACQUISITION CORP., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated balance sheet as of June 30, 1997 and the statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Americas Acquisition Corp. and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

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

ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted for periods beginning with the first quarter of the year ending December 31, 1998.

ACQUISITION

    On June 17, 1997, Pioneer Companies, Inc. ("PCI") and the Company consummated the acquisition of a chlor-alkali production facility and related business located in Tacoma, Washington (the "Tacoma Acquisition") from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation. Pursuant to the Asset Purchase Agreement dated as of May 14, 1997, a subsidiary of the Company acquired substantially all of the assets and properties used by OCC Tacoma in the chlor-alkali business at Tacoma, Washington. The purchase price consisted of (i) $97,000, payable in cash; (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of PCI, having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business.

     Concurrent with the closing of the Tacoma Acquisition on June 17, 1997, a subsidiary of the Company, Pioneer Americas Acquisition Corp. ("PAAC") consummated a series of related transactions (the "Refinancings") comprised of
(i) a cash tender offer (the "Tender Offer") to purchase all of PAAC's existing 13 3/8% First Mortgage Notes due 2005 (the "First Mortgage Notes") at 120% of their principal amount, (ii) the issuance and sale of $200 million of 9 1/4% Series A Senior Secured Notes due 2007 (the "Initial Offering"), and the related solicitation of consents (the "Consent Solicitation") and (iii) borrowings of $100.0 million in term loans under a new term loan facility (the "Term Facility"). The proceeds of $300 million from these transactions were used to complete the tender offer, effect the Tacoma acquisition, and pay related expenses. Funds not so used were added to working capital.

     On May 19, 1997, PAAC commenced the Tender Offer for all of its existing First Mortgage Notes and the related Consent Solicitation from holders of the First Mortgage Notes to delete or modify certain covenants and other provisions governing the First Mortgage Notes. On June 17, 1997, all outstanding First Mortgage Notes were repurchased in the Tender Offer.

     On June 17, 1997, PAAC also entered into a $35.0 million revolving loan (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) and letter of credit facility (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $35.0 million, of which up to $10.0 million will be available for the issuance of letters of credit. PAAC did not incur Revolving Loans at closing in connection with the Refinancings and the Tacoma Acquisition but had $2.8 million in letters of credit outstanding at such time under the Revolving Facility.

PRO FORMA FINANCIAL DATA

    The following pro forma financial data presents the consolidated financial results of operations as if the Tacoma Acquisition had occurred at the beginning of the period presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Tacoma Acquisition actually been made as of such date.


                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                     ---------------------------
                                                        1997             1996
                                                        ----             ----
    Revenues                                         $ 121,852        $ 131,627

    Income (loss) before extraordinary item             (1,682)           7,505
    Extraordinary loss, early extinguishment
    of debt (net of income tax benefit of $12,439)      18,658               --
                                                     ---------      -----------

    Net income (loss)                                $ (20,340)     $     7,505
                                                     =========      ===========


   Earnings per share has not been presented as the Company is a wholly-owned subsidiary of PCI and per share data would not provide any additional useful information.

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                                      SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                    1997             1996
                                                                   ----------       ----------
   Accounts receivable                                             $   (4,577)      $   (2,132)
   Due from parent                                                      1,862           (1,875)
   Inventories                                                         (1,177)           4,100
   Prepaid expenses                                                       815            1,335
   Other assets                                                          (108)          (2,942)
   Accounts payable                                                      (503)          (4,604)
   Accrued liabilities                                                 (3,825)             278
   Returnable deposits                                                    177              133
   Other long-term liabilities                                            258              533
                                                                   ----------       ----------
       Net change in operating accounts                            $   (7,078)      $   (5,174)
                                                                   ==========       ==========

  Following is supplemental cash flow information:

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -----------------------------
                                                                   1997               1996
                                                                 -----------       ----------
  Cash payments for:
    Interest                                                      $    4,373       $    9,201
    Income taxes                                                         543            3,048
  Acquisition of OCC Tacoma facility:
      Cash paid for acquisition                                   $   97,000
      Equity contribution by parent                                    5,500
      Liabilities assumed                                              2,955
                                                                  ----------
      Fair value of assets acquired                               $  105,455
                                                                  ==========
  Acquisition of KWT, Inc. during the period:
      Cash paid for acquisition                                                    $    1,572
      Long-term debt issued                                                             8,017
      Liabilities assumed                                                               2,167
                                                                                   ----------
      Fair value of assets acquired                                                $   11,756
                                                                                   ==========

     Other non-cash items included in the consolidated financial statements include an increase in stockholder's equity of $1,400 for the six months ended June 30, 1996 due to the recognition of the net operating loss carryforward.

3. INVENTORIES

Inventories consist of the following:

                                                             JUNE 30,               DECEMBER 31,
                                                              1997                      1996
                                                           -----------             -------------
Raw materials, supplies and parts                          $     12,930            $       7,512
Finished goods and work-in-process                                5,480                    2,668
Inventories under exchange agreements                            (3,765)                  (3,933)
                                                           ------------            -------------
                                                           $     14,645            $       6,247
                                                           ============            =============

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

5.  RESULTS OF OPERATIONS



                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                          ----------------------------       ---------------------------

                                                              1997             1996             1997             1996
                                                          -----------      -----------       ----------       ----------
Revenues                                                   $   46,088      $    47,671       $   84,831        $  91,963
Cost of sales                                                  36,656           33,546           65,659           64,343
                                                           ----------      -----------       ----------        ---------
Gross profit                                                    9,432           14,125           19,172           27,620
Selling, general and administrative expense                     6,111            6,285           12,281           12,375
                                                           ----------      -----------       ----------        ---------
Operating income                                                3,321            7,840            6,891           15,245
Equity in net loss of unconsolidated subsidiary                  (719)            (112)          (1,774)            (223)
Interest expense, net                                           4,980            4,405            9,438            8,349
Other income, net                                                 206               15              437              104
                                                           ----------      -----------       ----------        ---------
Income (loss) before taxes and extraordinary item              (2,172)           3,338           (3,884)           6,777
Income tax provision (benefit)                                   (489)           1,859             (311)           3,887
                                                           -----------     -----------       -----------       ---------
Income (loss) before extraordinary item                        (1,683)           1,479           (3,573)           2,890
 Extraordinary loss from early extinguishment of
  debt (net of income tax benefit of $12,439)                  18,658               --           18,658               --
                                                           ----------      -----------       ----------        ---------
 Net income (loss)                                         $  (20,341)     $     1,479       $  (22,231)       $   2,890
                                                           ==========      ===========       ==========        =========


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues
   Revenues decreased by $7.1 million or approximately 8% to $84.8 million for the six months ended June 30, 1997. Revenues for Pioneer Chlor Alkali Company, Inc. ("PCAC") decreased $7.4 million or approximately 10% in the first six months of 1997 compared to the same period a year ago. Electrochemical unit ("ECU") prices decreased by approximately 4%, which reflects a $50 per ton decrease in caustic soda prices, partially offset by a $43 per ton increase in chlorine prices. In addition, caustic soda sales volume decreased 12% due to weather-related delays in Mississippi River barge shipments during the first quarter of 1997 and a reduction in exchange activity. Revenues for All-Pure Chemical Co. ("All-Pure") increased 6% or $2.7 million in the first six months of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the second quarter of 1996. The remaining decrease in revenues was attributable to the transfer of the business of a subsidiary of the Company to a joint venture with PCI that is accounted for on the equity method.

Cost of Sales
     Cost of sales increased by $1.3 million or almost 2% to $65.7 million for the six months ended June 30, 1997. This increase was the result of the acquisition mentioned above, partially offset by lower cost of sales for caustic soda due to lower sales volumes and the transfer of the business of a subsidiary to a joint venture mentioned above.

Gross Profit
     Gross profit margin decreased from 30% during the first six months of 1996 to approximately 23% during the first six months of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Selling, General and Administrative Expense
     Selling, general and administrative expense remained relatively unchanged between the first six months of 1996 and the first six months of 1997.

Interest Expense
     Interest expense increased by approximately $1.1 million to $9.4 million in the first six months of 1997 from $8.3 million in the first half of 1996. This increase was a result of the acquisition mentioned above and the debt incurred for the refinancing of the Company's long-term debt and acquisition of OCC Tacoma's chlor-alkali facility.

Income (Loss) Before Taxes and Extraordinary Item
     As a result of the above, income (loss) before income taxes and extraordinary item decreased $10.7 million to a loss of $3.9 million for the six months ended June 30, 1997 from income of $6.8 million for the six months ended June 30, 1996.

Extraordinary Loss from Early Extinguishment of Debt
     During the second quarter of 1997, the Company recognized a $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues
   Revenues decreased by $1.6 million or approximately 3% to $46.1 million for the three months ended June 30, 1997. Revenues for PCAC decreased $2.5 million or approximately 7% in the first three months of 1997 compared to the same period a year ago. ECU prices decreased by approximately 4%, which reflects a $58 per ton decrease in caustic soda prices, partially offset by a $48 per ton increase in chlorine prices. In addition, caustic soda sales volume declined because of a decrease in exchange activity. Revenues for All-Pure increased 11% or $1.5 million in the first three months of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the third quarter of 1996.

Cost of Sales
     Cost of sales increased by $3.1 million or approximately 9% to $36.7 million for the three months ended June 30, 1997. This increase was the result of the acquisition mentioned above along with higher ECU manufacturing costs when compared to the same period a year ago.

Gross Profit
     Gross profit margin decreased from 30% during the second quarter of 1996 to approximately 20% during the second quarter of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $0.2 million or 3% to $6.1 million during the 1997 period.

Interest Expense
     Interest expense increased by approximately $0.6 million to $5.0 million in the second quarter of 1997 from $4.4 million in the second quarter of 1996. This increase was a result of the acquisitions mentioned above and the debt incurred for the refinancing of the Company's long-term debt and the Tacoma Acquisition.

Income (Loss) Before Taxes and Extraordinary Item
     As a result of the above, income (loss) before income taxes and extraordinary item decreased $5.5 million to a loss of $2.2 million for the three months ended June 30, 1997 from income of $3.3 million for the three months ended June 30, 1996.

Extraordinary Loss from Early Extinguishment of Debt
     During the second quarter of 1997, the Company recognized a $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).


                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              No.                          Description
              ---                          -----------
              2        Asset Purchase Agreement, dated as of May 14, 1997, by
                       and between OCC Tacoma, Inc. and Pioneer Companies,
                       Inc. (incorporated by reference to Exhibit 2 to the
                       Company's Form 8-K dated June 17, 1997, and filed on
                       July 1, 1997).

              4.1 Indenture, dated as of June 17, 1997, by and among the Company, the Subsidiary Guarantors defined therein and United States Trust Company of New York, as
                       Trustee, relating to $200,000,000 principal amount of 9 1/4% Series A Senior Notes due 2007, including form of Note and Guarantees (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                       Form S-4, as amended (file no. 333-30683)).

              4.2(a)   Deed of Trust, Assignment of Leases and Rents, Security
                       Agreement, Fixture Filing and Financing Statement by
                       Pioneer Chlor Alkali Company, Inc. ("PCAC") (Tacoma,
                       Washington) (incorporated by reference to Exhibit 4.2(a) to the Company's Registration Statement on Form S-4, as amended (file no. 333-30683)).

              4.2(b)   Mortgage, Assignment of Leases and Rents, Security
                       Agreement, Fixture Filing and Financing Statement by PCAC (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(b) to the Company's
                       Registration Statement on Form S-4, as amended (file no. 333-30683)).

              4.2(c)   Mortgage, Assignment of Leases and Rents, Security
                       Agreement, Fixture Filing and Financing Statement by PCAC (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(c) to the Company's Registration Statement on Form S-4, as amended (file no. 333-30683)).

              4.3(a)   Term Loan Agreement, dated as of June 17, 1997, among the
                       Company, various financial institutions as Lenders,
                       DLJ Capital Funding, inc., as the Syndication Agent,
                       Salomon   Brothers Holding Company Inc, as the
                       Documentation Agent and Bank of America Illinois,  as the
                       Administrative Agent (the "Term Loan Agreement")
                       (incorporated by reference to Exhibit 4.3(a) to the
                       Company's Registration Statement on Form S-4, as amended
                       (file no. 333-30683)).

              4.3(b) Subsidiary Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of the Lenders, guaranteeing the obligations of one another under the Term Loan Agreement
                       (incorporated by reference to Exhibit 4.3(b) to the Company's Registration Statement on Form S-4, as amended
                       (file no. 333-30683)).

              4.4 Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                       Collateral Agent (incorporated by reference to Exhibit
                       4.4 to the Company's Registration Statement on Form S-4, as amended (file no. 333-30683)).

              4.5      Stock Pledge Agreement, dated as of June 17, 1997, among
                       Pioneer Americas, Inc. ("PAI") and United States Trust
                       Company of New York, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Company's Registration
                       Statement on Form S-4, as amended (file no. 333-30683)).

              4.6(a) Loan and Security Agreement, dated as of June 17, 1997, by and among the Company, Bank of America Illinois, as Agent and Lender and the other Lenders party thereto (the
                       "Revolving Loan Agreement") (incorporated by reference to
                       Exhibit 4.6(a) to the Company's Registration Statement on
                       Form S-4, as amended (file no. 333-30683)).

              4.6(b) Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of Bank of Americas Illinois, as Agent, for the ratable benefit of the Lenders, guaranteeing the obligations of one another under the Revolving Loan Agreement (incorporated by reference to
                       Exhibit 4.6(b) to the Company's Registration Statement on
                       Form S-4, as amended (file no. 333-30683)).

              4.6(c) Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of Bank of Americas Illinois, as Agent, for the ratable benefit of the Lenders
                       (incorporated by reference to Exhibit 4.6(c) to the Company's Registration Statement on Form S-4, as amended
                       (file no. 333-30683)).

              4.7 Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust
                       Company of New York, as Trustee and Collateral Agent,
                       Bank of America Illinois, as Agent, the Company,
                       PAI and PCAC (incorporated by reference to Exhibit
                       4.7 to the Company's Registration Statement on Form S-4, as amended (file no. 333-30683)).

              10.1     Chlorine and Caustic Soda Sales Agreement, dated as of
                       June 17, 1997, between Occidental Chemical Corporation and PCAC (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, as amended (file no. 333-30683)).

              10.2 Chlorine Purchase Agreement, dated as of June 17, 1997, between OCC Tacoma, Inc. and PCAC (incorporated by reference to Exhibit 10.14 to the Company's Registration
                       Statement on Form S-4, as amended (file no. 333-30683)).

              10.3     Environmental Operating Agreement, dated as of June 17,
                       1997, between OCC Tacoma, Inc. and PCAC (incorporated by reference to Exhibit 10.15 to the Company's Registration
                       Statement on Form S-4, as amended (file no. 333-30683)).

              27       Financial Data Schedule.

         (b)  Reports on Form 8-K

              On May 29, 1997, the Company filed a Current Report on Form 8-K dated May 20, 1997. The report disclosed under Item 5, Other Events, that the Company had commenced a cash tender offer to purchase all of the $135,000,000 in principal amount of its outstanding 13-3/8% First Mortgage Notes due 2005 and a related consent solicitation to eliminate certain restrictive covenants and other provisions of the Indenture pursuant to which the Notes were issued. No financial statements were filed with the report.

              On July 1, 1997, the Company filed a Current Report on Form 8-K dated June 17, 1997. The report disclosed under Item 2, Acquisition or Disposition of Assets, that on June 17, 1997, PCAC had acquired substantially all of the assets and properties used by OCC Tacoma, Inc. in the chlor-alkali business in Tacoma, Washington, including a chlor-alkali production facility, and the source of consideration for the acquisition was also disclosed. Filed with the report were financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            PIONEER AMERICAS ACQUISITION CORP.




August 12, 1997                             By: /s/ Philip J. Ablove
                                                ----------------------
                                                Philip J. Ablove
                                                Vice President and
                                                Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

  27       Financial Data Schedule.