Form 10-Q/A
period 1997-06-30
PIONEER AMERICAS ACQUISITION CORP
filed 1997-09-02
CIK 944649

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

                            4300 NationsBank Center
                       700 Louisiana, Houston, Texas 77002
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-225-3831
                                  ------------
              (Registrant's telephone number, including area code)

                            4200 NationsBank Center
                      700 Louisiana, Houston, Texas 77002
                      ------------------------------------
         (Former name or former address, if changed since last report)

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

    Number of Common Shares outstanding at August 1, 1997: 1,000. All of such shares are owned by Pioneer Companies, Inc.

        Pioneer is amending the Notes to Consolidated Financial Statements appearing in Item 1 of its Form 10-Q for the quarter ended June 30, 1997, to revise the pro forma financial data appearing therein. As so revised, such pro forma financial data appears as follows:

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


                   Pro Forma Combined Summary Financial Data
                                 (in thousands)


                                                    Six Months Ended
                                                        June 30,
                                                  ---------------------
                                                     1997        1996
                                                  ----------  ---------
Revenues                                           $ 121,852  $ 131,627

Income (loss) before extraordinary item                 (514)     7,505
Extraordinary loss, early extinguishment
  of debt (net of income tax benefit of $12,439)      18,658        --
                                                  ----------  ---------
Net income (loss)                                  $ (19,172) $   7,505
                                                  ==========  =========





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


                                        PIONEER AMERICAS ACQUISITION CORP.



September 2, 1997                       By: /s/ PHILIP A. ABLOVE
                                           -----------------------------
                                            Philip A. Ablove
                                            Vice President and
                                            Chief Financial Officer