Form 10-Q
period 1997-09-30
PIONEER AMERICAS ACQUISITION CORP
filed 1997-11-04
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                        TO
                                ------------------------  ---------------------

                        COMMISSION FILE NUMBER 33-98828

                       PIONEER AMERICAS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               06-1420850
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

      4300 NATIONSBANK CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

     On October 29, 1997, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                        PART I--FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                         ----
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets--September 30, 1997 and December 31, 1996                         3

            Consolidated Statements of Operations--Three Months Ended September 30, 1997                  4
               and 1996 and Nine Months Ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1997
               and 1996                                                                                   5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    6


                          Part II--Other Information

            Item 5.     Other Information                                                                12

            Item 6.     Exhibits and Reports on Form 8-K                                                 12

                         Part I --Financial Information

                       PIONEER AMERICAS ACQUISITION CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1997                1996
                                                                                   -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $    35,799       $    14,417
  Accounts receivable, less allowance for doubtful accounts of $1,357 at
     September 30, 1997 and $1,311 at December 31, 1996                                   37,039            18,830
  Due from parent                                                                          5,003             2,547
  Inventories                                                                             15,341             6,247
  Prepaid expenses                                                                         2,467             1,156
                                                                                     -----------       -----------
Total current assets                                                                      95,649            43,197
Property, plant and equipment:
  Land                                                                                     4,885             3,735
  Buildings and improvements                                                              26,523            17,062
  Machinery and equipment                                                                137,154            71,704
  Cylinders and tanks                                                                      4,541             4,540
  Construction in progress                                                                25,135            11,871
                                                                                     -----------       -----------
                                                                                         198,238           108,912
  Less accumulated depreciation                                                          (26,339)          (16,429)
                                                                                     -----------       -----------
                                                                                         171,899            92,483
Investment in and advances to unconsolidated subsidiary                                   30,297            28,586
Other assets, net of accumulated amortization of $2,288
  at September 30, 1997 and $2,458 at December 31, 1996                                   40,902            19,621
Excess cost over fair value of net assets acquired, net of accumulated amortization of $11,408 at September 30, 1997 and
  $7,556 at December 31, 1996                                                            125,104           107,123
                                                                                     -----------       -----------
Total assets                                                                         $   463,851       $   291,010
                                                                                     ===========       ===========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                   $    28,976       $    17,221
  Accrued liabilities                                                                     27,298            19,276
  Returnable deposits                                                                      3,287             3,238
  Current portion of long-term debt                                                        1,163               128
                                                                                     -----------       -----------
Total current liabilities                                                                 60,724            39,863
Long-term debt                                                                           305,370           141,629
Returnable deposits                                                                        3,271             3,272
Accrued pension and other employee benefits                                               18,511            14,100
Other long-term liabilities                                                               16,733            17,823
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value,  authorized 1,000 shares, issued and
       outstanding 1,000 shares                                                                1                 1
  Additional paid-in capital                                                              66,624            61,124
  Retained earnings (deficit)                                                             (7,383)           13,198
                                                                                     -----------       -----------
Total stockholder's equity                                                                59,242            74,323
                                                                                     -----------       -----------
Total liabilities and stockholder's equity                                           $   463,851       $   291,010
                                                                                     ===========       ===========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ---------------------------       ---------------------------
                                                              1997             1996             1997             1996
                                                           ----------       ----------       ----------      -----------
Revenues                                                   $   65,242       $   48,872       $  150,073      $   140,835
Cost of sales                                                  46,894           34,257          112,553           98,600
                                                           ----------       ----------       ----------      -----------
Gross profit                                                   18,348           14,615           37,520           42,235
Selling, general and administrative expenses                    7,300            6,767           19,580           19,142
                                                           -----------      ----------       ----------      -----------
Operating income                                               11,048            7,848           17,940           23,093
Equity in net loss of unconsolidated subsidiary                  (779)            (689)          (2,552)            (912)
Interest expense, net                                           6,750            4,417           16,189           12,766
Other income, net                                                 446              403              882              507
                                                           ----------       ----------       ----------      -----------
Income before taxes and extraordinary item                      3,965            3,145               81            9,922
Income tax provision                                            2,090              981            1,779            4,868
                                                           ----------       ----------       ----------      -----------
Income (loss) before extraordinary item                         1,875            2,164           (1,698)           5,054
Extraordinary item from early extinguishment of
  debt (net of income tax benefit of $12,439)                      --               --          (18,658)              --
                                                           ----------       ----------       ----------      -----------
Net income (loss)                                          $    1,875       $    2,164       $  (20,356)     $     5,054
                                                           ==========       ==========       ==========      ===========





                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         ----------------------------
                                                                                             1997             1996
                                                                                         -----------        ---------
Operating activities:
  Net income (loss)                                                                      $   (20,356)       $   5,054
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary item (net of tax)                                                        18,658               --
       Depreciation and amortization                                                          14,792           13,558
       Equity in net loss of unconsolidated subsidiaries                                       2,552              912
       Net change in deferred taxes                                                            1,486            2,882
       Net effect of changes in operating assets and liabilities (net of
         acquisitions) (Note 2)                                                               (6,329)           4,987
                                                                                         -----------        ---------
Net cash flows from operating activities                                                      10,803           27,393
Investing activities:
     Acquisition of businesses                                                               (97,000)          (5,459)
     Investment in and advances to unconsolidated subsidiary                                  (2,490)          (2,436)
     Capital expenditures                                                                    (10,977)         (15,796)
                                                                                         -----------        ---------
Net cash flows used in investing activities                                                 (110,467)         (23,691)
Financing activities:
     Payments on long-term debt                                                             (162,342)             (33)
     Proceeds from long-term debt                                                            300,000
     Debt issuance and related costs                                                         (16,362)
     Dividends paid to parent                                                                   (250)            (456)
                                                                                         -----------        ---------
Net cash flows from (used in) financing activities                                           121,046             (489)
Net increase in cash                                                                          21,382            3,213
Cash acquired in purchase                                                                         --              728
Cash at beginning of period                                                                   14,417           11,218
                                                                                         -----------        ---------
Cash at end of period                                                                    $    35,799        $  15,159
                                                                                         ===========        =========




                See notes to consolidated financial statements.

                    PIONEER AMERICAS ACQUISITION CORP., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated balance sheet as of September 30, 1997 and the statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which in the opinion of management are necessary for a fair presentation. Operating results for the first nine months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Americas Acquisition Corp. and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

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

ACQUISITION

    On June 17, 1997, Pioneer Companies, Inc. ("PCI") and the Company consummated the acquisition of a chlor-alkali production facility and related business located in Tacoma, Washington (the "Tacoma Acquisition") from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation. Pursuant to the Asset Purchase Agreement dated as of May 14, 1997, the Company acquired substantially all of the assets and properties used by OCC Tacoma in the chlor-alkali business at Tacoma, Washington. The purchase price consisted of (i) $97,000, payable in cash; (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of PCI, having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business. The Tacoma acquisition was accounted for in accordance under the purchase method of accounting. The acquired goodwill of approximately $15,000 is being amortized straight-line over 25 years. Results of operations of the acquired business have been reflected in the Company's financial statements since June 17, 1997.

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

                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                  1997         1996
                                                               ---------    ---------
   Revenues                                                    $ 187,094    $ 210,364
   Income before extraordinary item                                  193        5,675
   Extraordinary item, early extinguishment
      of debt (net of income tax benefit of $12,439)              18,658           --
                                                               ---------    ---------
   Net income (loss)                                           $ (18,465)   $   5,675
                                                               =========    =========

    Earnings per share has not been presented as the Company is a wholly-owned subsidiary of PCI and per share data would not provide any additional useful information.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          --------------------------
                                                                                            1997             1996
                                                                                          ---------        ---------
    Accounts receivable                                                                   $ (17,818)       $   4,447
    Due from parent                                                                          (2,456)          (1,628)
    Inventories                                                                              (1,873)           1,865
    Prepaid expenses                                                                         (3,249)            (208)
    Other assets                                                                               (187)           1,005
    Accounts payable                                                                         11,755           (1,784)
    Accrued liabilities                                                                       8,022            3,342
    Returnable deposits                                                                          48               45
    Other long-term liabilities                                                                (571)          (2,097)
                                                                                          ---------        ---------
        Net change in operating accounts                                                  $  (6,329)       $   4,987
                                                                                          =========        =========

    Following is supplemental cash flow information:

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          --------------------------
                                                                                            1997             1996
                                                                                          ---------        ---------
    Cash payments for:
      Interest                                                                            $  15,791        $   9,269
      Income taxes                                                                              543            3,664
    Acquisition of OCC Tacoma facility:
        Cash paid for acquisition                                                         $  97,000
        Equity contribution by parent                                                         5,500
        Liabilities assumed                                                                   2,955
                                                                                          ---------
        Fair value of assets acquired                                                     $ 105,455
                                                                                          =========
    Acquisition of T.C. Products, Inc.:
        Cash paid for acquisition                                                                          $   5,459
        Long-term debt issued                                                                                  4,500
        Liabilities assumed                                                                                    3,994
                                                                                                           ---------
        Fair value of assets acquired                                                                      $  13,953
                                                                                                           =========

    Other non-cash items included in the consolidated financial statements include an increase in stockholder's equity of $3,805 for the nine months ended September 30, 1996 due to the recognition of the net operating loss carryforward.

3.  INVENTORIES

Inventories consist of the following:

                                                             September 30,          December 31,
                                                                1997                   1996
                                                             -----------            -----------
Raw materials, supplies and parts                            $     7,562            $     7,512
Finished goods and work-in-process                                12,047                  2,668
Inventories under exchange agreements                             (4,268)                (3,933)
                                                             -----------            -----------
                                                             $    15,341            $     6,247
                                                             ===========            ===========


4.  COMMITMENTS AND CONTINGENCIES

    The manufacturing operations of the Company are subject to United States federal, state and local laws and regulations relating to protection of the environment, including those applicable to waste management, discharge of pollutants into the air and water, cleanup liability from historical waste disposal practices and employee health and safety. Each of the United States federal environmental programs typically has a state counterpart. The state environmental programs generally must be at least as stringent as the federal requirements, and some state regulations are more onerous than the federal requirements. Both federal and state environmental programs allow the imposition of substantial civil and criminal penalties for noncompliance. Although the company believes that its operations are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in chemical manufacturing operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as new environmental laws and regulations or stricter enforcement and cleanup policies, could result in substantial costs and liabilities to the Company.
The Company has accrued $11.9 million related to expected future environmental restoration and remediation costs, computed on an undiscounted basis. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments could require the Company to reassess its potential exposure related to environmental matters.

    The Company relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification arrangements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

    The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

5.  RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -------------------------------------------------------------
                                                              1997             1996             1997             1996
                                                           ----------       ----------       ----------      -----------
Revenues                                                   $   65,242       $   48,872       $  150,073      $   140,835
Cost of sales                                                  46,894           34,257          112,553           98,600
                                                           ----------       ----------       ----------      -----------
Gross profit                                                   18,348           14,615           37,520           42,235
Selling, general and administrative expenses                    7,300            6,767           19,580           19,142
                                                           ----------       ----------       ----------      -----------
Operating income                                               11,048            7,848           17,940           23,093
Equity in net loss of unconsolidated subsidiary                  (779)            (689)          (2,552)            (912)
Interest expense, net                                           6,750            4,417           16,189           12,766
Other income, net                                                 446              403              882              507
                                                           ----------       ----------       ----------      -----------
Income before taxes and extraordinary item                      3,965            3,145               81            9,922
Income tax provision                                            2,090              981            1,779            4,868
                                                           ----------       ----------       ----------      -----------
Income (loss) before extraordinary item                         1,875            2,164           (1,698)           5,054
Extraordinary item from early extinguishment of
  debt (net of income tax benefit of $12,439)                      --               --          (18,658)              --
                                                           ----------       ----------       ----------      -----------
Net income (loss)                                          $    1,875       $    2,164       $  (20,356)     $     5,054
                                                           ==========       ==========       ==========      ===========



NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

    Revenues increased by $9.2 million or approximately 7% to $150.1 million for the nine months ended September 30, 1997. Revenues for Pioneer Chlor Alkali Company, Inc. ("PCAC") increased $10.7 million or approximately 9.7% in the first nine months of 1997 compared to the same period a year ago. The increase in revenues was attributable to the additional sales volumes from PCAC's Tacoma plant which was acquired on June 17, 1997. Partially offsetting this increase were lower electrochemical unit ("ECU") pricing and lower sales volumes from PCAC's Henderson and St. Gabriel plants. ECU prices decreased by approximately 5%, which reflects a $54 per ton decrease in caustic soda prices, partially offset by a $41 per ton increase in chlorine prices. Caustic soda sales volume decreased 5% mainly due to lost revenues caused by weather-related delays in Mississippi River barge shipments during the first quarter of 1997 and a reduction in exchange activity. Production at Henderson and St. Gabriel was also curtailed somewhat by the shortage of railcars currently being experienced in the United States. Revenues for All-Pure Chemical Co. ("All-Pure")
increased 3% or $1.2 million in the first nine months of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the third quarter of 1996, partially offset by lower overall sales volumes and prices due
to continuing competitive pressures on All-Pure's products.   Partially
offsetting these increases was a reduction in revenue attributable to the transfer of the business of a subsidiary of the Company to Kemwater North America Company ("Kemwater"), a joint venture with PCI that is accounted for on the equity method.

Cost of Sales

    Cost of sales increased by $14.0 million or approximately 14% to $112.6 million for the nine months ended September 30, 1997. This increase was the result of the acquisitions mentioned above, partially offset by lower cost of sales for chlorine and caustic soda due to lower sales volumes from PCAC's Henderson and St. Gabriel plants.

Gross Profit

    Gross profit margin decreased from 30% during the first nine months of 1996 to approximately 25% during the first nine months of 1997. This decrease was primarily a result of lower ECU prices described above. In addition, an export shipment of caustic soda during the third quarter of 1997, which had been scheduled earlier in the year at the lower prices then prevailing, reduced gross profit because it resulted in a loss.

Selling, General and Administrative Expense

    Selling, general and administrative expense was comparable to the corresponding 1996 period.

Equity in Net Loss of Unconsolidated Subsidiary

    Equity in net loss of unconsolidated subsidiary represents the Company's 50% ownership interest in Kemwater. Kemwater's net loss for the first nine months of 1997 increased as a result of higher raw material costs which it was unable to pass through to its customers.

Interest Expense, Net

    Interest expense increased by approximately $3.4 million to $16.2 million in the first nine months of 1997 from $12.8 million in the first nine months of 1996. This increase was a result of the debt incurred for the Tacoma Acquisition, partially offset by lower interest expense from refinancing $135.0 million 13 3/8% First Mortgage Notes with 9 1/4% Senior Notes.

Income (Loss) Before Taxes and Extraordinary Item

    As a result of the above, income before income taxes and extraordinary item decreased $9.8 million to $0.1 million for the nine months ended September 30, 1997 from $9.9 million for the nine months ended September 30, 1996.

Extraordinary Item from Early Extinguishment of Debt

    During the second quarter of 1997, the Company recognized an $18.7 million extraordinary item as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

    Revenues increased by $16.4 million to $65.2 million for the three months ended September 30, 1997. Revenues for PCAC increased $18.1 million or approximately 50% in the third quarter of 1997 compared to the same period a year ago. The increase in revenues was attributable to sales from the Tacoma plant which was acquired June 17, 1997. In addition, caustic soda sales volume increased due to an export shipment in September 1997. Partially offsetting these increases in revenue was a decrease in ECU prices of approximately 5%, which reflects a $52 per ton decrease in caustic soda prices, partially offset by a $36 per ton increase in chlorine prices. Revenues for All-Pure decreased 8% or $1.4 million in the third quarter of 1997 compared to the same period a year ago. This decrease was due to the lower sales prices and sales volumes caused by competitive market pressures.

Cost of Sales

    Cost of sales increased by $12.6 million or almost 37% to $46.9 million during the third quarter of 1997 compared to the year ago period. This increase was the result of the acquisition mentioned above, along with somewhat higher ECU manufacturing costs when compared to the same period a year ago.

Gross Profit

    Gross profit margin decreased from 30% during the third quarter of 1996 to approximately 28% during the third quarter of 1997. This decrease was primarily a result of lower ECU prices described above. In addition, an export shipment of caustic soda during the third quarter of 1997, which had been scheduled earlier in the year at the lower prices then prevailing, reduced gross profit because it resulted in a loss.

Selling, General and Administrative Expense

    Selling, general and administrative expense increased by $0.5 million or 8% to $7.3 million during the third quarter of 1997 compared to the third quarter of 1996. This increase was primarily due to additional employee profit sharing accrued in third quarter of 1997 compared to the third quarter of 1996.

Interest Expense

    Interest expense increased by approximately $2.3 million to $6.8 million in the third quarter of 1997 from $4.4 million in the third quarter of 1996. This increase was a result of the debt incurred for the Tacoma acquisition, partially offset by lower interest expense from refinancing $135.0 million 13 3/8% First Mortgage Notes with 9 1/4% Senior Notes.

Income Before Taxes and Extraordinary Item

    As a result of the above, income before income taxes and extraordinary item increased $0.9 million to $4.0 million for the three months ended September 30, 1997 from $3.1 million for the three months ended September 30, 1996.

                              PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

    On September 22, 1997, the Company's sole stockholder, Pioneer Companies, Inc., and two newly-formed subsidiaries of the Company, PCI Chemicals Canada Inc. ("PCI Canada") and PCI Carolina, Inc. ("PCI Carolina"), entered into an Asset Purchase Agreement with Imperial Chemical Industries PLC., ICI Canada Inc. ("ICI Canada") and ICI Americas Inc. In accordance with the terms of the agreement, PCI Canada and PCI Carolina will purchase the forest products division of ICI Canada Inc. ("ICI Canada"), consisting of certain assets located in Canada and the United States and used for the manufacture and sale of chlor alkali and other industrial chemicals, for approximately $235.6 million in cash. It is anticipated that the closing of the transaction will occur during the fourth quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          No.                            Description
          ---                            -----------
           2 Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc., PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC.

          27     Financial Date Schedule.

         (b)     Reports on Form 8-K

                 On July 1, 1997, the Company filed a Current Report on Form 8-K dated June 17, 1997. The report had disclosed under Item 2, Acquisition or Disposition of Assets, that on June 17, 1997, PCAC had acquired substantially all of the assets and properties used by OCC Tacoma, Inc. in the chlor-alkali business in Tacoma, Washington, including a chlor-alkali production facility, and the source of consideration for the acquisition was also disclosed. Filed with the report were financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      PIONEER AMERICAS ACQUISITION CORP.




November 4, 1997                      By: /s/ Philip J. Ablove
                                          -------------------------------------
                                          Philip J. Ablove
                                          Vice President and
                                          Chief Financial Officer

                                EXHIBIT INDEX

           Exhibit
           -------
             27      Financial Data Schedule