Form 10-K405
period 1997-12-31
PIONEER AMERICAS ACQUISITION CORP
filed 1998-03-25
CIK 944649

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
          (State or other jurisdiction of                              (I.R.S. Employer
           incorporation or organization)                            Identification No.)
              4300 NATIONSBANK CENTER
                700 LOUISIANA STREET
                   HOUSTON, TEXAS
                   (713) 570-3200                                           77002
      (Address of principal executive offices)                            (Zip Code)

                             ---------------------

 Securities registered pursuant to Section 12(b) of the Act:   NONE.
 Securities registered pursuant to Section 12(g) of the Act:   9 1/4% SENIOR SECURED NOTES DUE JUNE 15, 2007
                                                               GUARANTY OF:
                                                                  9 1/4% SENIOR SECURED NOTES DUE OCTOBER 15, 2007
                                                                       (Title of class)

     On March 10, 1998, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Documents incorporated by reference:  NONE.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K, AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION (I)(2) OF FORM 10-K.

================================================================================

                       PIONEER AMERICAS ACQUISITION CORP.

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1997

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     10
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10
Item 8.   Financial Statements and Supplementary Data.................     11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     37

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     37
Item 11.  Executive Compensation......................................     37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     37
Item 13.  Certain Relationships and Related Transactions..............     37

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................     38

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

     Certain statements in this Form 10-K regarding future expectations of the Company's business and the Company's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including the Company's high financial leverage, the cyclical nature of the markets for many of the Company's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 1. BUSINESS.

     The Company manufactures and markets chlorine and caustic soda and several related downstream water treatment products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), All-Pure Chemical Co. ("All-Pure") (including T.C. Products, Inc.) and PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") (following the October 1997 acquisition of substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc.).

     On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Pioneer Acquisition Agreement"), by and among PCI, Pioneer and the holders of the outstanding common stock and other common equity interests of Pioneer Americas, Inc. (the "Sellers"), Pioneer acquired all of such stock and interests (the "Pioneer Acquisition").

     On June 17, 1997, the Company expanded its presence in the western United States with the acquisition of a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). The transaction involved the acquisition of the Tacoma Facility by PCAC from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation ("OxyChem"), for a purchase price consisting of (i) $97.0 million, paid in cash, (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of PCI (the "PCI Preferred Stock"), having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business. The Tacoma Facility has an aggregate production capacity of 225,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda).

     On October 31, 1997, the Company expanded into eastern Canadian and eastern United States chlor-alkali markets with the acquisition of the North American chlor-alkali business of ICI Canada, Inc. ("ICI Canada") and ICI Americas, Inc. ("ICI Americas") pursuant to an Asset Purchase Agreement among the Company and its newly-formed subsidiaries, PCI Chemicals Canada Inc. and PCI Carolina, Inc., and Imperial Chemical Industries PLC ("ICI") and its subsidiaries, ICI Canada and ICI Americas. The purchase price for such acquisition (the "PCI Canada Acquisition") consisted of approximately $235.6 million, paid in cash, and the assumption of certain obligations related to the acquired chlor-alkali business. Headquartered in Montreal, Quebec, PCI Canada is now a leading eastern North American merchant chlor-alkali manufacturer, serving primarily the pulp and paper industry.

     The Company now owns and operates five chlor-alkali production facilities with aggregate production capacity of approximately 950,000 ECUs. Management believes the Company's competitive position has been significantly strengthened by the recent acquisitions, providing the Company with low-cost, well-maintained and efficient production plants. Approximately 60% of the Company's sources of electricity is hydro-power based, the cheapest source in North America. In addition, over 22% of the Company's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that the Company is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity.

     Chlorine and caustic soda are co-products, concurrently produced in a ratio of 1 to 1.1, respectively, through electrolysis of salt water. In addition to its chlor-alkali capacity, the Company manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     Pioneer is a wholly-owned subsidiary of PCI. PCI is a publicly-traded company, which prior to the Pioneer Acquisition was actively seeking acquisitions and had no operations. As of December 31, 1997, the Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of PCI and William R. Berkley (who may be deemed to beneficially own all shares of PCI common stock held by the Interlaken Partnership) beneficially owned approximately 59.9% of the voting power of PCI.

     In February 1996 PCI formed a new company, Kemwater North America Company ("Kemwater"), to continue the business activities previously conducted by Pioneer's subsidiary, Imperial West Chemical Co. ("Imperial West"), and to operate the business acquired through the acquisition of KWT, Inc. ("KWT") from a subsidiary of Kemira Oy of Finland ("Kemira"). Fifty percent of the common stock of Kemwater is held by a subsidiary of Pioneer and fifty percent of the common stock of Kemwater is owned by a subsidiary of PCI. A subsidiary of Pioneer also owns all of the outstanding shares of Kemwater's preferred stock. Fifty percent of the results of Kemwater's operations are included in the Company's equity in net loss of unconsolidated subsidiaries.

     PCAC. PCAC owns and operates three chlor-alkali production facilities, located in St. Gabriel, Louisiana, Henderson, Nevada and Tacoma, Washington. The facilities in St. Gabriel and Henderson were acquired by the Predecessor Company from Stauffer Chlor Alkali Company, Inc. in 1988. The three facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, All-Pure and Kemwater in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid, and the Tacoma Facility also produces hydrochloric acid and calcium chloride. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities, swimming pool supply distributors and selected commercial and retail markets in the western United States. Effective July 1, 1996, All-Pure acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from its shareholders. T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. The acquisition of T.C. Products was accounted for as a purchase transaction and, accordingly, the Company's consolidated financial statements subsequent to July 1, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 1, 1996, and include the results of T.C. Products subsequent to such date. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

     PCI Canada. PCI Canada operates two chlor-alkali production facilities, at Becancour, Quebec and Dalhousie, New Brunswick, with aggregate production capacity of approximately 376,000 ECUs, as well as additional downstream production units at Cornwall, Ontario. The Becancour facility also produces hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. The Cornwall facility produces hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and a proprietary pulping additive, PSR 2000(R). PCI Chemicals Canada, Inc.'s affiliate, PCI Carolina, Inc., owns a downstream production unit at Charlotte, North Carolina, which produces a proprietary pulping additive, IMPAQT(R). PCI Carolina, Inc. also purchases the chlor-alkali products manufactured by PCI Chemicals Canada, Inc. for sale to customers in the United States. PCI Chemicals Canada, Inc. and PCI Carolina, Inc. also provide hydrogen peroxide and bleaching enzymes to customers pursuant to a hydrogen peroxide resale agreement for eastern Canada and a bleaching enzyme resale agreement for North America.

FINANCIAL COVENANTS

     Pioneer is a holding company with no operating assets or independent operations. As of December 31, 1997, the Company had outstanding $569.7 million of long-term debt, $175.0 million of which was issued by PCI Chemicals Canada, Inc. ("PCICCI"), a subsidiary of Pioneer, in the form of 9 1/4% Senior Secured Notes Due October 15, 2007. There are no restrictions on the ability of PCICCI or Pioneer's other subsidiaries to pay dividends to or make other distributions to Pioneer or PCICCI. The Company's debt agreements, including those relating to PCICCI's indebtedness, contain restrictions, which, among other things, could limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to redeem shares of stock. See Note 12 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data for summarized financial information on PCICCI.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentage of revenues):

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1997(1)           1996(2)
                                                      --------------    --------------
Revenues............................................  $241,716   100%   $183,326   100%
Cost of sales.......................................   178,793    74     126,739    69
                                                      --------   ---    --------   ---
Gross profit........................................    62,923    26      56,587    31
Selling, general and administrative expense.........    27,976    12      23,528    13
Unusual charges.....................................     2,028     1          --    --
                                                      --------   ---    --------   ---
Operating income....................................    32,919    13      33,059    18
Equity in net loss of unconsolidated subsidiaries...    (6,657)   (2)     (2,607)   (1)
Interest expense, net...............................   (26,993)  (11)    (17,290)   (9)
Other income, net...................................     2,904     1       1,684    --
                                                      --------   ---    --------   ---
Income before income taxes and extraordinary item...     2,173     1      14,846     8
Income tax provision................................     3,002     1       6,735     4
                                                      --------   ---    --------   ---
Income (loss) before extraordinary item.............      (829)   --       8,111     4
Extraordinary item, net of income tax benefit.......   (18,658)   (8)         --    --
                                                      --------   ---    --------   ---
          Net income (loss).........................  $(19,487)   (8)%  $  8,111     4%
                                                      ========   ===    ========   ===

---------------

(1) On June 17, 1997 the Tacoma Facility was acquired and, accordingly, the results of operations for the year ended December 31, 1997 include its results of operations from the date of acquisition through December 31, 1997. On October 31, 1997 PCI Canada was acquired and, accordingly, the results of operations for the year ended December 31, 1997 include its results of operations from the date of acquisition through December 31, 1997.

(2) All-Pure acquired T.C. Products in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 includes its results of operations since the acquisition date. To continue the business activities previously conducted by Imperial West, Kemwater was formed by PCI in connection with the acquisition of KWT in February 1996. Accordingly, the results of operations for the year ended December 31, 1996 include the results of operations of Imperial West only for the month of January 1996. Fifty percent of Kemwater's results of operations are included as equity in net loss of unconsolidated subsidiaries since the acquisition of KWT.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Revenues increased by $58.4 million, or approximately 32% to $241.7 million for 1997, as compared to 1996. $27.7 million of this increase was due to the PCI Canada Acquisition, effective October 31, 1997.

Revenues for PCAC increased $32.6 million or approximately 25% to $162.2 million. The increase in revenues was primarily attributable to the additional sales volumes from PCAC's Tacoma Facility that was acquired on June 17, 1997. Partially offsetting this increase were lower sales volumes from PCAC's Henderson and St. Gabriel plants and lower ECU pricing. Average ECU prices at PCAC decreased approximately 3%, or $11 per ton. Caustic soda prices fell approximately 22% or $46 per ton, while chlorine pricing rose 25%, or approximately $40 per ton. Caustic soda sales volume from these two plants decreased due to a reduction in exchange activity and lower production rates. The Henderson plant had lower production rates in late 1997 because of a failed transformer and a lack of railcar availability due to the Union Pacific transportation problems experienced in the western United States. Revenues for All-Pure increased $0.5 million in 1997 versus 1996, due to the inclusion of T.C. Products results for the full year of 1997, whereas 1996 results only included this entity since its acquisition date of July 1, 1996. Offsetting the T.C. Products increase was a net sales decrease of $4.2 million for the remainder of All-Pure, caused by competitive pressures, which negatively impacted both sales prices and sales volumes. Offsetting the overall revenue increase was a $2.4 million decrease as a result of the transfer of Imperial West operations to Kemwater in 1996.

  Cost of Sales

     Cost of sales increased $52.1 million, or 41% in 1997 versus 1996. PCI Canada accounted for $18.5 million of this increase. PCAC's cost of sales increased $32.2 million, or approximately 33%, primarily the result of the Tacoma Acquisition and higher electrical costs. For All-Pure, cost of sales increased $3.6 million, or approximately 9%, due to the inclusion of T.C. Products results for the full year, offset by a decrease of $0.7 million due to lower sales volume. Offsetting these increases was a $2.2 million decrease as a result of the transfer of Imperial West operations to Kemwater in 1996.

  Gross Profit

     Gross profit margin decreased to 26% in 1997 from 31% in 1996 as a result of revenues and cost of sales fluctuations described above.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses increased by $4.4 million, or 19%, to $28.0 million. This increase was primarily due to the acquisitions during 1997 and additional "pay-for-performance" awards at PCAC. PCI Canada's expenses were $2.7 million for the two months of its activities after they were acquired. PCAC's expenses increased somewhat as a result of the Tacoma Acquisition, while the July 1996 T.C. Products acquisition added to All-Pure's expenses for the full year of 1997.

  Unusual Charges

     Unusual charges include a $1.0 million charge related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations, plus a $1.0 million charge related to a receivable from KWT.

  Equity in Net Loss of Unconsolidated Subsidiaries

     Equity in net loss of unconsolidated subsidiaries represents the Company's 50% ownership in Kemwater. Kemwater's net loss in 1997 increased as a result of worsening operating results from raw material cost increases and sales competition. In addition, during the fourth quarter Kemwater recorded a reserve to reduce the carrying values of certain of its assets, based upon management's expectations of net realizable value.

  Interest Expense, Net

     Interest expense, net increased $9.7 million to $27.0 million in 1997 from $17.3 million in 1996. This increase was the result of the debt incurred for the PCI Canada Acquisition and the debt incurred for the Tacoma Acquisition, partially offset by lower interest expense from refinancing $135.0 million of 13 3/8% First Mortgage Notes with 9 1/4% Senior Notes.

  Other Income, Net

     Other income, net, during 1997 includes a $0.7 million accrual for a business interruption insurance claim at PCAC's Henderson plant.

  Income Before Taxes and Extraordinary Item

     As a result of the above, income before income taxes and extraordinary item decreased $12.6 million to $2.2 million versus $14.8 million in 1996.

  Extraordinary Loss from Early Extinguishment of Debt

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

  Net Income (Loss)

     Due to the factors described above, the net loss for 1997 was $19.5 million, compared to net income of $8.1 million in 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), on January 1, 1996. SFAS No. 121 sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of this standard did not have a material impact on the Company's financial position or results from operations.

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") during 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 did not have a material effect on the Company's earnings per share computations or disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on the Company's financial statements when it is adopted during 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments. Under the current accounting policies, the Company operates in one business segment. Following the guidance of the new standard, operating segments will generally be defined following the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 also requires various disclosures about international operations. The statement will have no effect on the Company's results of operations or financial position, but management is currently evaluating what, if any, additional disclosures may be required upon adoption during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and standardizes the disclosure requirements for pensions and other postretirement benefits. The statement will have no effect on the Company's results of operations or financial position, but management is currently evaluating what, if any, additional disclosures may be required when it is adopted in 1998.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production, distribution and storage facilities as of February 28, 1998. All property is leased unless otherwise indicated.

                  LOCATION                        MANUFACTURED PRODUCTS, TYPE OF FACILITY
                  --------                        ---------------------------------------
PCAC Facilities
St. Gabriel, Louisiana*.....................    Chlorine and caustic soda
                                                Hydrogen
Henderson, Nevada*..........................    Chlorine and caustic soda
                                                Hydrochloric acid
                                                Bleach
                                                Hydrogen
Tacoma, Washington*.........................    Chlorine and caustic soda
                                                Calcium chloride
                                                Hydrochloric acid
                                                Hydrogen
Various.....................................    Caustic soda storage terminals
PCI Canada Facilities
Becancour, Quebec*..........................    Chlorine and caustic soda
                                                Hydrochloric acid
                                                Bleach
                                                Hydrogen
Dalhousie, New Brunswick*...................    Chlorine and caustic soda
                                                Sodium chlorate
                                                Hydrogen
Cornwall, Ontario...........................    Bleach
                                                Hydrochloric acid
                                                Cereclor(R) chlorinated paraffin
                                                PSR 2000(R) pulping additive
                                                IMPAQT(R) pulping additive
Charlotte, North Carolina...................    IMPAQT(R) pulping additive
Various.....................................    Caustic soda terminals
All-Pure Facilities
Tracy, California...........................    Bleach
                                                Chlorine repackaging
                                                Hydrochloric acid repackaging
Santa Fe Springs, California................    Bleach
                                                Chlorine repackaging
Tacoma, Washington*.........................    Bleach
City of Industry, California................    Bleach
                                                Chlorine repackaging
                                                Hydrochloric acid repackaging
                                                Dry chemical repackaging
Various.....................................    Distribution

---------------

* Owned property

     Corporate headquarters for Pioneer and PCAC are located in leased office space in Houston, Texas under a lease terminating in 2002. All-Pure's corporate headquarters are in leased office space in Walnut Creek, California under a lease terminating in 2002. PCI Canada's corporate headquarters are in leased office space in Montreal, Quebec under a lease terminating in 2003. PCI Canada also owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology.

     The Tacoma Acquisition was financed with the proceeds of a nine and one-half year $100 million term facility provided to PAAC (the "PAAC Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PAAC (the "PAAC Senior Notes"). The PAAC Senior Notes and obligations outstanding under the PAAC Term Facility are secured by first mortgages on PCAC's St. Gabriel, Henderson and Tacoma facilities. The PCI Canada Acquisition was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer Americas (the "PAI Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PAI Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

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

     No cash dividends have been declared with respect to PCI's Common Stock during the two most recent fiscal years. Pursuant to the terms of certain debt instruments, there are restrictions on the ability of PAAC to transfer funds to Pioneer, resulting in limitations on Pioneer's ability to declare dividends on its Common Stock. See Item 1 -- Business -- "Financial Covenants" and Note 11 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1 -- Business -- "Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1 -- Business -- "Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                              PAGE
                                                              ----
(1) Consolidated financial statements, Pioneer Americas
    Acquisition Corp. and subsidiaries:
       Report of Deloitte & Touche LLP, independent
        auditors, dated February 17, 1998...................   12
       Report of Ernst & Young LLP, independent auditors,
        dated June 26, 1995.................................   13
       Report of Management.................................   14
       Consolidated balance sheets as of December 31, 1997
        and 1996............................................   15
       Consolidated statements of operations for the years
        ended December 31, 1997 and 1996 and the period from
        March 6, 1995 ("Inception") through December 31,
        1995 and Predecessor Company for the period from
        January 1, 1995 through April 20, 1995..............   16
       Consolidated statements of stockholders' equity for
        the years ended December 31, 1997 and 1996 and the
        period from Inception through December 31, 1995 and
        Predecessor Company for the period from January 1,
        1995 through April 20, 1995.........................   17
       Consolidated statements of cash flows for the years
        ended December 31, 1997 and 1996 and the period from
        Inception through December 31, 1995 and Predecessor
        Company for the period from January 1, 1995 through
        April 20, 1995......................................   18
       Notes to consolidated financial statements...........   19

(2) Supplemental Schedules:
       Schedule II -- Valuation and Qualifying
        Accounts -- Pioneer Americas Acquisition Corp.......   44
       Schedule II -- Valuation and Qualifying
        Accounts -- Pioneer Americas, Inc...................   45

     All schedules, except the ones listed above, have been omitted because they are either not applicable, not required, or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pioneer Americas Acquisition Corp.

     We have audited the accompanying consolidated balance sheets of Pioneer Americas Acquisition Corp. and its subsidiaries (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and the period from March 6, 1995 ("Inception") through December 31, 1995. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from Inception through December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer Americas, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pioneer Americas, Inc. (the "Predecessor Company") for the period from January 1, 1995 through April 20, 1995. Our audit also included the related financial statement schedule II. These financial statements and schedule are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Predecessor Company for the period from January 1, 1995 through April 20, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                            ERNST & YOUNG LLP

Houston, Texas
June 26, 1995

                              REPORT OF MANAGEMENT

     Management is responsible for the preparation and content of the financial statements and other information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. The financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.

     Management maintains accounting systems that are supported by internal accounting controls that provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the benefits.

     An independent auditor performed an audit of the Company's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent auditors to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.

                                            Philip J. Ablove
                                            Vice President And Chief Financial
                                            Officer
                                            Principal Financial Officer

                                            John R. Beaver
                                            Controller
                                            Principal Accounting Officer

March 10, 1998

                       PIONEER AMERICAS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash......................................................  $ 50,995    $ 14,417
  Accounts receivable, less allowance for doubtful accounts:
     1997, $2,002; 1996, $1,311.............................    65,189      18,830
  Due from parent...........................................     2,810       2,547
  Inventories...............................................    22,625       6,247
  Prepaid expenses..........................................     1,372       1,156
                                                              --------    --------
          Total current assets..............................   142,991      43,197
  Property, plant, and equipment, at cost:
     Land...................................................     9,092       3,735
     Buildings and improvements.............................    55,589      17,062
     Machinery and equipment................................   263,838      76,244
     Construction in progress...............................    31,836      11,871
                                                              --------    --------
                                                               360,355     108,912
     Less accumulated depreciation..........................   (34,130)    (16,429)
                                                              --------    --------
                                                               326,225      92,483
Investment in and advances to unconsolidated subsidiary.....    28,551      28,586
Other assets, net of accumulated amortization: 1997, $2,990;
  1996, $2,458..............................................    48,560      19,621
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1997, $13,319; 1996,
  $7,556....................................................   201,032     107,123
                                                              --------    --------
          Total assets......................................  $747,359    $291,010
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................  $ 45,711    $ 17,221
  Accrued liabilities.......................................    33,745      22,514
  Current portion of long-term debt.........................     2,570         128
                                                              --------    --------
          Total current liabilities.........................    82,026      39,863
Long-term debt, less current maturities.....................   567,160     141,629
Accrued pension and other employee benefits.................    21,068      14,100
Other long-term liabilities.................................    17,224      21,095
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................         1           1
  Additional paid-in capital................................    66,169      61,124
  Retained earnings (deficit)...............................    (6,289)     13,198
                                                              --------    --------
          Total stockholder's equity........................    59,881      74,323
                                                              --------    --------
          Total liabilities and stockholder's equity........  $747,359    $291,010
                                                              ========    ========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      PREDECESSOR
                                                                                        COMPANY
                                                                    PERIOD FROM       PERIOD FROM
                                                 YEAR ENDED          INCEPTION      JANUARY 1, 1995
                                                DECEMBER 31,          THROUGH           THROUGH
                                            --------------------    DECEMBER 31,       APRIL 20,
                                              1997        1996          1995             1995
                                            --------    --------    ------------    ---------------
Revenues..................................  $241,716    $183,326      $142,908          $57,848
Cost of sales.............................   178,793     126,739        98,175           37,400
                                            --------    --------      --------          -------
Gross profit..............................    62,923      56,587        44,733           20,448
Selling, general and administrative
  expenses................................    27,976      23,528        19,836            7,047
Unusual charges...........................     2,028          --            --               --
                                            --------    --------      --------          -------
Operating income..........................    32,919      33,059        24,897           13,401
Equity in net loss of unconsolidated
  subsidiaries............................    (6,657)     (2,607)           --               --
Interest expense, net.....................   (26,993)    (17,290)      (12,905)          (1,665)
Other income (expense), net...............     2,904       1,684           637             (115)
                                            --------    --------      --------          -------
Income before taxes and extraordinary
  item....................................     2,173      14,846        12,629           11,621
Income tax provision......................     3,002       6,735         6,208            4,809
                                            --------    --------      --------          -------
Income (loss) before extraordinary item...      (829)      8,111         6,421            6,812
Extraordinary item, early extinguishment
  of debt (net of income tax benefit of
  $12,439 in 1997 and $2,140 in 1995).....   (18,658)         --            --           (3,420)
                                            --------    --------      --------          -------
          Net income (loss)...............  $(19,487)   $  8,111      $  6,421          $ 3,392
                                            ========    ========      ========          =======
Earnings per common share:
  Income (loss) before extraordinary
     item.................................  $   (829)   $  8,111      $  6,421
  Extraordinary item, net of income tax
     benefit..............................   (18,658)         --            --
                                            --------    --------      --------
  Net income (loss).......................  $(19,487)   $  8,111      $  6,421
                                            ========    ========      ========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        NUMBER OF
                                         COMMON                 ADDITIONAL    RETAINED
                                         SHARES       COMMON     PAID-IN      EARNINGS
                                       OUTSTANDING    STOCK      CAPITAL      (DEFICIT)     TOTAL
                                       -----------    ------    ----------    ---------    --------
PIONEER AMERICAS ACQUISITION CORP.
Balance at Pioneer Acquisition.......         1        $ 1       $46,062      $     --     $ 46,063
  Recognition of the NOL benefit.....        --         --         3,590            --        3,590
  Dividend paid to parent............        --         --            --          (647)        (647)
  Net income.........................        --         --            --         6,421        6,421
                                          -----        ---       -------      --------     --------
Balance at December 31, 1995.........         1          1        49,652         5,774       55,427
  Recognition of the NOL benefit.....        --         --        11,472            --       11,472
  Dividend paid to parent............        --         --            --          (687)        (687)
  Net income.........................        --         --            --         8,111        8,111
                                          -----        ---       -------      --------     --------
Balance at December 31, 1996.........         1          1        61,124        13,198       74,323
  Capital contribution by parent.....        --         --         5,500            --        5,500
  Dividend paid to parent............        --         --          (455)           --         (455)
  Net loss...........................        --         --            --       (19,487)     (19,487)
                                          -----        ---       -------      --------     --------
Balance at December 31, 1997.........         1        $ 1       $66,169      $ (6,289)    $ 59,881
                                          =====        ===       =======      ========     ========
PREDECESSOR COMPANY
Balance at January 1, 1995...........     1,509        $15       $ 4,186      $ 18,901     $ 23,102
  Accretion of excess redemption
     value
     of redeemable preferred stock
       over
     carrying value and amount of
     dividends not declared or
       paid..........................        --         --            --          (124)        (124)
  Net income.........................        --         --            --         3,392        3,392
                                          -----        ---       -------      --------     --------
Balance at April 20, 1995............     1,509        $15       $ 4,186      $ 22,169     $ 26,370
                                          =====        ===       =======      ========     ========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        PREDECESSOR
                                                                                          COMPANY
                                                                      PERIOD FROM       PERIOD FROM
                                                                       INCEPTION      JANUARY 1, 1995
                                           YEAR ENDED DECEMBER 31,      THROUGH           THROUGH
                                           -----------------------    DECEMBER 31,       APRIL 20,
                                              1997         1996           1995             1995
                                           ----------    ---------    ------------    ---------------
OPERATING ACTIVITIES:
Net income (loss)........................  $ (19,487)    $  8,111      $   6,421         $   3,392
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Extraordinary item, net of tax.........     18,658           --             --             3,420
  Depreciation and amortization..........     24,975       15,695         12,274             4,490
  Net change in deferred taxes...........      9,746        4,339          3,590            (2,086)
  Foreign exchange loss..................        783           --             --                --
  Unusual charges........................      2,028           --             --                --
  Equity in net loss of unconsolidated
     subsidiaries........................      6,657        2,607             --                --
  Other, net.............................         --           --             --              (191)
  Net effect of changes in operating
     assets
     and liabilities (net of
       acquisitions).....................     (8,622)       1,701          6,003            (6,414)
                                           ---------     --------      ---------         ---------
          Net cash flows from operating
            activities...................     34,738       32,453         28,288             2,611
                                           ---------     --------      ---------         ---------
INVESTING ACTIVITIES:
Acquisitions of businesses...............   (332,571)      (5,459)      (152,318)               --
Investment in and advances to
  unconsolidated subsidiaries............     (7,638)      (6,645)            --                --
Capital expenditures, net................    (20,385)     (17,121)       (13,556)           (3,389)
                                           ---------     --------      ---------         ---------
          Net cash flows from investing
            activities...................   (360,594)     (29,225)      (165,874)           (3,389)
                                           ---------     --------      ---------         ---------
FINANCING ACTIVITIES:
Proceeds from long-term debt.............    558,000           --        153,500           106,000
Repayments on long-term debt.............   (163,042)         (70)       (27,269)         (103,971)
Debt issuance and related costs..........    (32,069)          --             --                --
Dividends paid to parent.................       (455)        (687)          (647)               --
Dividends paid on preferred stock and
  purchase of stock put warrant..........         --           --             --            (2,341)
Proceeds from issuance of common stock...         --           --         21,000                --
                                           ---------     --------      ---------         ---------
Net cash flows from financing
  activities.............................    362,434         (757)       146,584              (312)
                                           ---------     --------      ---------         ---------
Net increase (decrease) in cash..........     36,578        2,471          8,998            (1,090)
Cash at beginning of period..............     14,417       11,218             --             3,310
Cash acquired in acquisitions............         --          728          2,220                --
                                           ---------     --------      ---------         ---------
Cash at end of period....................  $  50,995     $ 14,417      $  11,218         $   2,220
                                           =========     ========      =========         =========

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

     On April 20, 1995, Pioneer acquired Pioneer Americas, Inc. ("Pioneer Americas" or the "Predecessor Company") for approximately $177 million, which included cash paid of $152.3 million, long-term debt issued by PCI of $11.5 million, and net operating loss ("NOL") benefit recognized of $13.6 million (the "Pioneer Acquisition"). Pioneer Americas manufactured chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents, and agricultural chemicals. The Pioneer Acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the Predecessor Company were included in the consolidated financial statements from the date acquired. The Pioneer Acquisition resulted in $112 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over 25 years.

     See note 3 for a description of subsequent acquisitions.

     The consolidated financial statements include the accounts of Pioneer and its consolidated subsidiaries (the "Company"), including Pioneer Americas, Pioneer Chlor Alkali Co., Inc. ("PCAC"), All-Pure Chemical Company, Inc. ("All-Pure"), and PCI Chemicals Canada, Inc. and PCI Carolinas (together "PCI Canada"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Amounts presented in the notes to the consolidated financial statements for the Company from Inception through December 31, 1995, are included under the caption "1995."

     Amounts presented in the notes to the consolidated financial statements for the Predecessor Company are based upon its historical accounting basis for the periods presented. Such amounts do not include effects of the purchase of the Predecessor Company by Pioneer. Amounts presented in the notes to the consolidated financial statements for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 are included under the captions "Predecessor Company, 1995."

     The Company operates in one industry segment and two geographic areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     All highly liquid investments with an initial maturity of three months or less when purchased are considered to be cash equivalents.

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

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     Depreciation for financial reporting purposes is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years with a predominant life of 10 years, which include buildings and improvements with an average life of 15 years and machinery and equipment with an average life of 9 years.

OTHER ASSETS

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 1997, 1996, and the period from Inception through December 31, 1995 was approximately $1.7 million, $1.3 million, and $1.1 million, respectively.

     The Predecessor Company's amortization expense for other assets was approximately $0.8 million for the period from January 1, 1995 through April 20, 1995.

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

     Excess cost over the fair value of net assets acquired of approximately $214.4 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $5.8 million and $4.7 million for the years ended December 31, 1997 and 1996, respectively, and $3.3 million for the period from Inception to December 31, 1995.

     The Predecessor Company's excess cost over the fair value of net assets acquired of approximately $12.8 million and was amortized on a straight-line basis over 20 years. Amortization expense was approximately $0.2 million for the period from January 1, 1995 through April 20, 1995.

ENVIRONMENTAL EXPENDITURES

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred.

PER SHARE INFORMATION

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company's capital structure only includes common stock outstanding. Weighted average number of shares outstanding was one thousand shares for the years ended December 31, 1997 and 1996 and the period from Inception through December 31, 1995.

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

3. ACQUISITIONS

     Pioneer acquired a chlor-alkali plant in Tacoma, Washington (the "Tacoma Facility") in June 1997. Consideration given for the facility was $97.0 million, 55,000 shares of PCI's convertible redeemable preferred stock, par value $.01 per share, and the assumption of certain obligations related to the acquired business. In November 1997, Pioneer acquired substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada, Inc. and ICI Americas, Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Facility acquisition and the PCI Canada Acquisition resulted in $22.8 million and $77.0 million, respectively, of excess cost over the fair value of the net assets acquired, which is being amortized on a straight-line basis over 25 years.

     In February 1996, Pioneer acquired an interest in Kemwater North America Company ("Kemwater") for $0.3 million of cash and a contribution of the assets and liabilities of its subsidiary Imperial West Chemical Co. ("Imperial West"). Kemwater was formed to conduct the operations of Imperial West and KWT, Inc. (acquired by PCI in February 1996). Kemwater, which manufactures and supplies iron chlorides that are used to remove solids from water streams and to control hydrogen sulfide emissions by the potable and waste water markets, is owned 50% by Pioneer and 50% by PCI. Since it does not own a controlling interest in Kemwater, Pioneer accounts for Kemwater using the equity method. In the 1997 and 1996 consolidated financial statements, Pioneer's investment in Kemwater is presented as "Investment in and advances to unconsolidated subsidiaries" and its equity in the loss of Kemwater is shown as "Equity in net loss of unconsolidated subsidiaries." In the 1995 consolidated statement of operations of Pioneer, Imperial West is consolidated and includes the following: total revenues of $23.7 million and net loss of $0.6 million. The acquisition did not have a material impact on Pioneer's financial statements, and therefore pro forma information is not presented.

     Pioneer acquired T.C. Products in July 1996 for $10.0 million. T.C. Products manufactures bleach and related products. This acquisition was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations for the acquired company were included in the consolidated financial statements from the date acquired. The acquisition resulted in $7.0 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over 25 years.

     The following presents the pro forma effect of the PCI Canada Acquisition, the acquisition of the Tacoma Facility, and the acquisition of T.C. Products and related financing transactions on the historical results of operations for the years ended December 31, 1997 and 1996, respectively, as if the transactions had occurred on January 1, 1996. The effects of variations, if any, to the purchase price allocations will not materially impact the pro forma financial data depicted.

                                                                 1997        1996
                                                               --------    --------
Revenues....................................................   $413,826    $431,485
Operating income............................................     73,808      93,446
Net income (loss)...........................................     (6,915)     28,052
Earnings (loss) per share...................................     (6,915)     28,052

4. SUPPLEMENTAL CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) is as follows:

                                                                             PREDECESSOR
                                                                               COMPANY
                                             1997       1996       1995         1995
                                           --------    -------    -------    -----------
Accounts receivable......................  $(21,095)   $ 5,228    $   940      $(3,570)
Due from parent..........................      (263)    (1,973)       111           --
Inventories..............................    (2,206)     3,151      1,541         (638)
Prepaid expenses.........................    (2,125)        76     (1,404)         722
Other assets.............................     6,598     (1,254)    (3,104)      (3,480)
Accounts payable.........................     5,449     (4,168)    (1,030)       4,899
Accrued liabilities......................     8,052     (4,656)     8,543       (4,043)
Other long-term liabilities..............    (3,684)     4,770        (71)        (726)
Accrued pension and other employee
  benefits...............................       652        527        477          422
                                           --------    -------    -------      -------
          Net change in operating
            accounts.....................  $ (8,622)   $ 1,701    $ 6,003      $(6,414)
                                           ========    =======    =======      =======

     Following is supplemental cash flow information:

                                                                             PREDECESSOR
                                                                               COMPANY
                                            1997       1996        1995         1995
                                          --------    -------    --------    -----------
Cash paid during the period for:
  Interest..............................  $ 28,272    $18,297    $  8,288      $ 3,067
                                          ========    =======    ========      =======
  Income taxes..........................  $    543    $ 3,556    $  1,707      $ 1,852
                                          ========    =======    ========      =======
Investing activities of acquisitions
  during the period:
  Cash paid for acquisition.............  $332,571    $ 5,459    $152,318      $    --
  Long-term debt issued.................        --      4,500          --           --
  Liabilities assumed...................    21,519      3,994      90,596           --
  Contribution by parent................     5,500         --      11,463           --
  NOL benefit recognized................        --         --      13,600           --
                                          --------    -------    --------      -------
  Fair value of assets acquired.........  $359,590    $13,953    $267,977      $    --
                                          ========    =======    ========      =======

     Included in the above table are the acquisitions of PCI Canada and the Tacoma Facility in 1997; T.C. Products in 1996; and Pioneer Americas, Inc. in 1995.

     Non-cash investing and financing activities:

          In December 1997, the Company purchased a hydrochloric acid manufacturing facility that it had been previously leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

          Consideration given during the Tacoma Acquisition included 55,000 shares of PCI redeemable preferred stock. PCI then contributed this interest in the Tacoma Facility to the Company.

          Shareholders' equity increased by $11.5 million and $3.6 million in 1996 and 1995, respectively, due to recognizing the benefit of the net operating loss carryforward.

5. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Raw materials, supplies and parts...........................  $18,314    $ 7,512
Finished goods and work-in-process..........................    7,188      2,668
Inventories under exchange agreements.......................   (2,877)    (3,933)
                                                              -------    -------
                                                              $22,625    $ 6,247
                                                              =======    =======

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

KEMWATER

     Pioneer and PCI each own a 50% interest in Kemwater, which was formed in February 1996 to continue the business activities previously conducted by Pioneer's subsidiary, Imperial West, and to operate the business acquired by PCI through the acquisition of KWT, Inc. Pioneer's investment in and advances to Kemwater aggregated $28.6 million at December 31, 1997 and 1996. Advances to Kemwater are primarily for purchase of product and to fund Kemwater's current operations and capital requirements. During 1997, Kemwater established a $3.3 million reserve related to the reduction in carrying value of certain assets to their net realizable values. Following is a summary of selected items from Kemwater's balance sheets at December 31, 1997 and 1996 and operations for the year ended December 31, 1997 and for the eleven months ended December 31, 1996:

                                                                1997       1996
                                                              --------    -------
Current assets..............................................  $  8,342    $13,004
Non-current assets..........................................    28,681     32,224
Current liabilities.........................................     4,945      7,294
Non-current liabilities.....................................    39,032     40,498
Revenues....................................................    38,959     36,142
Gross profit (loss).........................................       (78)     1,865
Net loss....................................................   (13,314)    (5,214)

BASIC INVESTMENTS, INC. AND VICTORY VALLEY LAND COMPANY, L.P.

     The Company owns approximately 32% of the common stock of Basic Investments, Inc. ("BII"), which owns and maintains the water and power distribution network within the Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the industrial complex. Prior to the Pioneer Acquisition, the investment in BII was accounted for by the Predecessor Company under the equity method after adjustment to reflect PCAC's basis.

     PCAC has an approximate 21% limited partnership interest in Victory Valley Land Company, L.P. ("VVLC"). The purpose of VVLC's business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly owned subsidiary of BII, acting as general partner with a 50% interest in VVLC, contributed all rights, title, and interest in and to certain land to VVLC. PCAC assigned certain water rights to VVLC. Prior to the Pioneer Acquisition, the investment in VVLC was accounted for by the Predecessor Company under the equity method.

     The Company's interests in BII and in VVLC (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of Pioneer Americas for a period of 20 years. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into a deposit account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. The Company's investment in Basic Ownership, following the equity method, was $17.1 million and $16.7 million at December 31, 1997 and 1996, respectively, and the balance in the related deposit account was $5.8 million and $2.3 million at December 31, 1997 and 1996, respectively. Within the Company's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as the Company and the sellers owe determinable amounts, the Company has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

7. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                                1997       1996
                                                               -------    -------
Debt financing assets and organizational costs, net.........   $19,256    $ 4,362
Deferred tax asset..........................................    18,316      9,424
Patents, trademarks and other intangibles, net..............     4,046          7
Indemnification of environmental reserve....................     3,160      3,160
Investments.................................................       981        250
Other.......................................................     2,801      2,418
                                                               -------    -------
          Other assets, net.................................   $48,560    $19,621
                                                               =======    =======

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                                1997       1996
                                                               -------    -------
Payroll, benefits, and pension..............................   $ 7,262    $ 2,371
Interest and bank fees......................................     4,668      4,595
Returnable deposits.........................................     3,074      3,238
Income taxes................................................     3,822      2,237
Other accrued liabilities...................................    14,919     10,073
                                                               -------    -------
          Accrued liabilities...............................   $33,745    $22,514
                                                               =======    =======

9. EMPLOYEE BENEFITS

PENSION PLANS

     The Company sponsors various non-contributory defined benefit plans covering substantially all union and non-union employees at PCAC and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for the Company under its defined-benefit plans are determined by actuaries using various methods and assumptions. The Company has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the years ended December 31:

                                                              1997    1996    1995
                                                              ----    ----    ----
Rate of return on plan assets...............................  8.0%    8.0%    8.0%
Discount rate...............................................  7.3%    7.5%    7.5%
Annual compensation increase................................  4.0%    4.0%    4.0%

     Pension expense for all plans was comprised of:

                                                                                PREDECESSOR
                                                                                  COMPANY
                                                     1997      1996     1995       1995
                                                    -------   -------   -----   -----------
Service cost on benefits earned during the year...  $   994   $   597   $ 410      $ 178
Interest cost on projected benefit obligation.....    1,596       892     566        260
Return on plan assets.............................   (2,334)   (1,132)   (394)      (149)
Net amortization and deferral.....................      944       462      56         (7)
                                                    -------   -------   -----      -----
          Total pension expense...................  $ 1,200   $   819   $ 638      $ 282
                                                    =======   =======   =====      =====

     The funded status of the pension plans for which assets exceed accumulated benefits and the plan for which accumulated benefits exceed assets as of the actuarial valuation dates of December 31, 1997 and 1996 were as follows:

                                                    1997                        1996
                                          -------------------------   -------------------------
                                          ACCUMULATED     ASSETS      ACCUMULATED     ASSETS
                                           BENEFITS       EXCEED       BENEFITS       EXCEED
                                            EXCEED      ACCUMULATED     EXCEED      ACCUMULATED
                                            ASSETS       BENEFITS       ASSETS       BENEFITS
                                          -----------   -----------   -----------   -----------
Actuarial present value of benefits
  based on service to date and present
  pay levels:
  Vested benefit obligation.............   $ 11,759      $ 21,352       $ 3,823       $ 6,122
  Non-vested benefit obligation.........        604           268           212           389
                                           --------      --------       -------       -------
  Accumulated benefit obligation........   $ 12,363      $ 21,620       $ 4,035       $ 6,511
  Plan assets at fair value.............    (11,147)      (27,947)       (3,318)       (6,963)
                                           --------      --------       -------       -------
  Accumulated benefit obligation in
     excess (less than) plan assets.....      1,216        (6,327)          717          (452)
  Additional amounts related to
     projected salary increases.........      3,250         9,557           737         1,815
                                           --------      --------       -------       -------
  Total projected benefit obligation in
     excess of plan assets..............      4,466         3,230         1,454         1,363
  Unrecognized loss (gain)..............        838        (3,063)          236         1,254
  Unrecognized prior service cost.......       (103)           --          (372)          220
                                           --------      --------       -------       -------
          Pension obligation............   $  5,201      $    167       $ 1,318       $ 2,837
                                           ========      ========       =======       =======

     Plan assets at December 31, 1997 and 1996 consist primarily of fixed income investments and equity investments.

DEFINED CONTRIBUTION PLANS

     The Company offers defined-contributions plans for its employees with the employees generally contributing from 1% to 15% of their compensation. The Company also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense by the Company to such plans was $0.4 million, $0.4 million and $0.2 million in 1997, 1996 and 1995, respectively. Aggregate expense by the Predecessor Company for such plans was $0.1 million for the period from January 1, 1995 through April 20, 1995.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for qualifying retired employees who reach normal retirement age while working for the Company.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet at December 31:

                                                                1997       1996
                                                               -------    -------
Accumulated post-retirement benefit obligation:
  Retirees..................................................   $ 5,264    $ 3,737
  Fully eligible active plan participants...................     2,606      1,483
  Other active plan participants............................    12,802      4,986
                                                               -------    -------
                                                                20,672     10,206
Unrecognized net gain.......................................    (4,495)      (125)
                                                               -------    -------
  Accrued post-retirement benefit cost......................   $16,177    $10,081
                                                               =======    =======

     Net periodic post-retirement benefit cost for the periods presented includes the following components:

                                                                             PREDECESSOR
                                                                               COMPANY
                                                  1997      1996     1995       1995
                                                 ------    ------    ----    -----------
Service cost..................................   $  664    $  369    $243       $109
Interest cost.................................    1,095       693     449        176
Amortization of transition obligation over 20
  years.......................................      114        --      15          8
Other components..............................       --        --      48         --
                                                 ------    ------    ----       ----
          Net periodic post-retirement benefit
            cost..............................   $1,873    $1,062    $755       $293
                                                 ======    ======    ====       ====

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1997 (the same as the rate previously assumed for 1996 and 1995) and is assumed to decrease gradually to 5% for 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 and 1996 by $4.6 million and $0.8 million, respectively, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for 1997, 1996 and 1995 by $0.4 million, $0.1 million and $0.1 million, respectively.

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at December 31, 1997 and 7.5% at December 31, 1996 and 1995.

     As a result of the Pioneer Acquisition, the unrecognized net loss and unrecognized transition obligation amounts as of that date were recognized.

10. BANK CREDIT FACILITY

     In November 1997, the Company entered into an amended credit agreement which provides for a five-year Bank Credit Facility with Bank of America, Illinois ("BAI"). The Company may borrow up to $65.0 million, subject to certain borrowing base limitations. At December 31, 1997, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at the Company's option, (i) the reference rate set by the lenders or
(ii) the LIBOR Base Rate. The Bank Credit Facility requires the Company to pay a fee equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of the inventory, accounts receivable and certain other assets of the Company. Up to $20 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1997 was approximately $54.3 million. After consideration of applicable outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $51.4 million at December 31, 1997. The Company also had performance bonds outstanding of approximately $3.1 million at December 31, 1997. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 1998. No amounts were drawn on the letters of credit at December 31, 1997.

     The Bank Credit Facility contains restrictive covenants with respect to, among other things, (i) maintenance of certain financial ratios and (ii) limitations on the ability to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

11. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                 1997        1996
                                                               --------    --------
9 1/4% Senior Secured Notes, due June 15, 2007..............   $200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or an alternate base rate; weighted average
  interest rate at December 31, 1997 of 8.4%................     99,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or alternate base rate; weighted average
  interest rate at December 31, 1997 of 8.8%................     82,750
13 3/8% First Mortgage Notes, due 2005......................         --    $135,000
Other notes, maturing in years through 2014, with various
  installments, at various interest rates...................     12,480       6,757
                                                               --------    --------
          Total.............................................    569,730     141,757
Current maturities of long-term debt........................     (2,570)       (128)
                                                               --------    --------
          Long-term debt....................................   $567,160    $141,629
                                                               ========    ========

     Long-term debt matures as follows: $2.6 million in 1998; $2.6 million in 1999: $2.6 million in 2000; $7.1 million in 2001; $2.7 million in 2002; and
$552.1 million thereafter.

     As part of the acquisition of the Tacoma Facility in June 1997, the Company issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered into a nine and one-half year $100.0 million Term Facility and entered into the $35.0 million Revolving Facility (which was subsequently amended during the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its existing 13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, a subsidiary of the Company, PCI Chemicals Canada, Inc. ("PCICCI") issued and sold $175.0 million of 9 1/4% Senior Secured Notes due October 15, 2007 (see note 12). The Company also entered into a nine and one-quarter year $83.0 million Term Facility and entered into the $65.0 million Amended Revolving Facility (see note 10).

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007 are senior obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of PAAC's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities.

     The senior notes are redeemable at the Company's option starting in 2002. Before 2001, the Company may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of PCI (to the extent such funds are contributed to the Company). Upon a change of control, as defined in the indenture, the Company is required to offer to purchase the two series of Senior Notes for 101% of the principal due.

     The Company's long-term debt contains various restrictions on the Company, which, among other things, limit the ability of Pioneer to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

12. PCI CHEMICALS CANADA, INC.

     Pioneer is a holding company with no operating assets or operations. Summarized financial information of PCICCI, the issuer of the $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007, and the guarantors of these notes are as follows:

                                                                   NOTE       CONSOLIDATED
                                                     PCICCI     GUARANTORS      COMPANY
                                                    --------    ----------    ------------
As of December 31, 1997:
  Current assets..................................  $ 39,211     $103,780       $142,991
  Non-current assets..............................   187,009      417,359        604,368
  Current liabilities.............................    24,465       57,561         82,026
  Non-current liabilities.........................   193,121      412,331        605,452
For the period ended December 31, 1997 (PCICCI's
  information includes the results of its
  operations
  since October 31, 1997, date of acquisition):
  Revenues........................................  $ 24,660     $217,056       $241,716
  Gross profit....................................     8,003       54,920         62,923
  Income (loss) before extraordinary item.........     2,174       (3,003)          (829)
  Net income (loss)...............................     2,174      (21,661)       (19,487)

     Separate financial statements of the PCICCI and the guarantors of the PCICCI notes are not included as PAAC and its subsidiaries (other than PCICCI) have fully and unconditionally guaranteed the notes on a joint and several basis and management has determined that separate financial statements of these entities are not material to investors.

13. FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

     The Company manufactures and sells chlorine and caustic-based products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers in the western and southeastern regions of the United States. Credit losses relating to these customers have been immaterial.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment of at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Company's Bank Credit Facility.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1997 and 1996.

     At December 31, 1997, the fair market value of all the Company's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007, and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200,000 and $175,000, respectively and a fair value based upon current quoted market price of $201,500 and $175,875, respectively.

14. SEGMENT INFORMATION

     As a result of the acquisition of PCI Canada in October 1997, the Company began operating in two geographical areas, the U.S. and Canada. Selected geographic region information is presented as follows for 1997:

                                                   UNITED STATES     CANADA      TOTAL
                                                   -------------    --------    --------
Revenues from unaffiliated customers.............    $230,168       $ 11,548    $241,716
Intracompany transfers among regions.............          20         13,112      13,132
Operating income.................................      26,868          6,051      32,919
Identifiable assets..............................     532,398        214,961     747,359

     The Company accounts for intracompany transfers among regions at amounts similar to those in transactions with outside affiliates.

     During 1997 and 1996, sales to an individual customer in the amounts of $27.7 million and $23.5 million, respectively, exceeded 10% of the consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1995. Net sales of the Predecessor Company included sales to a major customer of approximately $7.5 million for the period from January 1, 1995 through April 20, 1995.

15. UNUSUAL CHARGES AND EXTRAORDINARY LOSSES

     Unusual charges include a $1.0 million charge related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations, plus a $1.0 million charge related to a receivable from KWT, Inc.

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

16. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                                             PREDECESSOR
                                                                               COMPANY
                                             1997       1996       1995         1995
                                            -------    -------    -------    -----------
Interest expense..........................  $28,195    $17,999    $13,112      $1,772
Interest income...........................   (1,202)      (709)      (207)       (107)
                                            -------    -------    -------      ------
Interest expense, net.....................  $26,993    $17,290    $12,905      $1,665
                                            =======    =======    =======      ======

     No interest costs were capitalized in any of the above periods.

17. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has various purchase commitments related to its operations. The Company has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. The Company also has various commitments related to the purchase of electricity, which continue through the year 2008, at rates similar to prevailing market rates. Required purchase quantities on commitments in excess of one year at December 31, 1997 are as follows:

                                                          SALT - TONS    ELECTRICITY - MWH
                                                          -----------    -----------------
1998....................................................      947.5           1,371.5
1999....................................................      947.5           1,371.5
2000....................................................      947.5           1,371.5
2001....................................................      611.0             543.5
2002....................................................      225.0              44.0
Thereafter..............................................      225.0             264.0
                                                            -------           -------
          Total purchase commitments....................    3,903.5           4,966.0
                                                            =======           =======

OPERATING LEASES

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1997 are as follows:

1998........................................................  $14,536
1999........................................................   12,411
2000........................................................    9,878
2001........................................................    7,611
2002........................................................    4,679
Thereafter..................................................    1,637
                                                              -------
          Total minimum obligations.........................  $50,752
                                                              =======

     Lease expense charged to operations for the years ended December 31, 1997 and 1996 and for the period from Inception through December 31, 1995 was approximately $14.0 million, $7.8 million and $6.3 million, respectively. Lease expense charged to the Predecessor Company's operations for the period from January 1, 1995 through April 20, was approximately $3.3 million.

LITIGATION

     The Company is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

18. INCOME TAXES

     The Company files a consolidated tax return with PCI and prepares its income tax provision pursuant to a tax sharing agreement with PCI. Such agreement has the effect of presenting the Company's income tax provision on a separate return basis.

     For financial reporting purposes, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company considers all foreign earnings as being permanently invested in that country.

     Significant components of income before income taxes and extraordinary item and income taxes are as follows:

                                                                             PREDECESSOR
                                                                               COMPANY
                                                1997      1996      1995        1995
                                               -------   -------   -------   -----------
Income before taxes and extraordinary item:
  U.S........................................  $(1,302)  $14,846   $12,629     $11,621
  Foreign....................................    3,475        --        --          --
                                               -------   -------   -------     -------
          Total..............................  $ 2,173   $14,846   $12,629     $11,621
                                               =======   =======   =======     =======
Current income tax provision:
  U.S........................................  $    --   $   614   $   799     $ 5,938
  Foreign....................................      617        --        --          --
  State......................................    1,066     1,528     1,830         957
                                               -------   -------   -------     -------
          Total current......................    1,683     2,142     2,629       6,895
                                               -------   -------   -------     -------
Deferred income tax provision:
  U.S........................................  $ 1,437   $ 5,032   $ 4,180     $(1,816)
  Foreign....................................      684        --        --          --
  State......................................     (802)     (439)     (601)       (270)
                                               -------   -------   -------     -------
          Total deferred.....................    1,319     4,593     3,579      (2,086)
                                               -------   -------   -------     -------
          Total income tax provision.........  $ 3,002   $ 6,735   $ 6,208     $ 4,809
                                               =======   =======   =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                1997        1996
                                                              --------    --------
Deferred tax liabilities:
  Tax over book basis -- property, plant and equipment......  $(16,901)   $(20,006)
  Other -- net..............................................      (543)       (399)
                                                              --------    --------
          Total deferred tax liabilities....................   (17,444)    (20,405)
                                                              --------    --------
Deferred tax assets:
  Post employment benefits..................................     8,421       5,552
  Alternative minimum tax credit carryover..................       671         671
  Allowance for doubtful accounts...........................       780         511
  Other accrued liabilities.................................     1,342       6,165
  Net operating loss carryforward of PCI....................    23,861      14,391
                                                              --------    --------
          Total deferred tax assets.........................    35,075      27,290
Valuation allowance for deferred tax assets.................        --          --
Net deferred tax assets.....................................    35,075      27,290
                                                              --------    --------
          Net deferred taxes................................  $ 17,631    $  6,885
                                                              ========    ========

     The reconciliations of income tax computed at the U.S. federal statutory tax rates to income tax expense for the periods presented are as follows:

                                                                                           PREDECESSOR
                                                                                             COMPANY
                                                                                         ----------------
                                      1997               1996               1995               1995
                                ----------------   ----------------   ----------------   ----------------
                                AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                ------   -------   ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rates...  $ 761       35%    $5,196     35%     $4,420     35%     $4,068     35%
State and foreign income
  taxes, net of federal tax
  benefits....................    289       13       708       5        799       6        407       3
Amortization of excess cost
  over the fair value of net
  assets acquired.............  2,033       93     1,591      10      1,159       9         69       1
Other, net....................    (81)      (3)     (760)    (5)       (170)     (1)       265       2
                                ------     ---     ------     --      ------     --      ------     --
                                $3,002    138%     $6,735     45%     $6,208     49%     $4,809     41%
                                ======     ===     ======     ==      ======     ==      ======     ==

     At December 31, 1997, PCI had available to it on a consolidated tax return basis approximately $47.1 million of NOL for income tax purposes which expires in 2003 through 2010. The NOL is available for offset against future taxable income generated during the carryforward period. A tax sharing agreement provides that the Company will be liable to PCI for its separate tax liability only to the extent the consolidated group has a tax liability. However as long as PCI's NOL is available to the consolidated group to reduce taxable income, the Company's tax liability to PCI will be substantially reduced. As a result of the tax sharing agreement, the NOL is reflected by the Company for financial reporting purposes.

     Since the Company had no operations before the Pioneer Acquisition, it had no means to generate taxable income; accordingly, the Company established a valuation allowance equal to the full amount of the NOL at Inception. Concurrent with the Pioneer Acquisition, the Company estimated that approximately $13.6 million of the NOL would be utilized; as a result, the valuation allowance was reduced by that amount as part of the purchase price allocation. The Company's taxable income for 1995 exceeded its estimate; the Company, therefore, recognized an additional $3.6 of NOL in 1995. Since it has continued to generate more taxable income than it originally expected, the Company eliminated the valuation allowance in 1996, thereby recognizing the remaining $11.5 million of the NOL. A portion of the Company's NOL originated before it was reorganized in 1995; accordingly, any recognition of the NOL is recorded as an increase in the Company's paid-in capital rather than as a reduction in the provision for income taxes. Thus, the reduction of the valuation allowance for the NOL in 1996 and 1995 had no effect on the Company's provision for income taxes or net income. Any NOL generated after the 1995 reorganization, if deemed to be realizable, will be used to reduce the Company's provision for income taxes.

19. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.2 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant. The Company believes that it is in substantial compliance with existing governmental regulations.

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

     In connection with the October 1988 acquisition of the chlor-alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the Pioneer Acquisition, the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet, if any, would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer Americas plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by the Company for the benefit of the sellers ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by the Company, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. Pioneer and the sellers agreed that they will cooperate in matters relating to the ZENECA Indemnity.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.1 million, $1.7 million and $1.2 million for the periods ended December 31, 1997, 1996 and 1995, respectively, and $0.4 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995. Capital expenditures for environmental-related matters at existing facilities approximated $3.9 million, $4.3 million and $2.2 million for the periods ended December 31, 1997, 1996 and 1995, respectively, and $0.2 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual in the amount of $7.0 million is recorded in the Company's consolidated balance sheets at December 31, 1997. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1997 and 1996. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

20. RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:

                                                                             PREDECESSOR
                                                                               COMPANY
                                                1997      1996      1995        1995
                                               ------    ------    ------    -----------
Sales to Saguaro.............................  $  856    $1,005    $  754       $353
Purchases from Saguaro.......................   1,352     1,840     1,388        616
Partnership distribution from Saguaro
  (included in other income).................   1,033       735       637         --

     Accounts receivable from and accounts payable to Saguaro are at the Company's normal trade terms and are generally not significant to the Company's consolidated balance sheet.

     The Company is a party to an agreement negotiated on an arms-length basis with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. For 1997, 1996 and 1995, BII charged expenses to the Company of approximately $0.3 million, $0.2 million and $0.2 million, respectively. For the period from January 1, 1995 through April 20, 1995, BII charged expenses to the Predecessor Company of approximately $0.2 million.

     As a result of the acquisition of PCI Canada, the Company obtained a one-third interest in Canso Chemicals Limited, a Nova Scotia company ("Canso"). Canso operates a caustic soda storage and transfer facility. The Company's interest in Canso is accounted for using the equity method of accounting. The

Company sold product totaling $1.6 million to Canso during 1997. Amounts due the Company from Canso totaled $0.9 million at December 31, 1997.

     The Company sells certain products to Kemwater at market prices. Sales to Kemwater totaled $8.7 million and $8.8 million during the years ended December 31, 1997 and 1996, respectively. Kemwater provides transportation services to the Company at market prices which totaled $1.8 million for each of the years ended December 31, 1997 and 1996.

     Upon consummation of the Pioneer Acquisition, Interlaken Capital, Inc., an entity controlled by Mr. William R. Berkley, Chairman of the board of PCI, received a fee of approximately $1.6 million from the Company in connection with financial advisory services with respect to the Pioneer Acquisition and related financings. The firm was also paid a fee of $0.3 million plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the KWT transaction. The firm was paid a fee of approximately $1.3 million, plus reimbursement of out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility. The firm was paid a fee of approximately $2.36 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of PCI Canada.

21. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on the Company's financial statements when it is adopted during 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Under the current accounting policies, the Company operates in one business segment. Following the guidance of the new standard, operating segments will generally be defined following the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 also requires various disclosures about international operations. The statement will have no effect on the Company's financial position or results of operations, but management is currently evaluating what, if any, additional disclosures may be required upon adoption during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"). SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and standardizes the disclosure requirements for pensions and other postretirement benefits. The statement will have no effect on the Company's financial position or results of operations, but management is currently evaluating what, if any, additional disclosures may be required when it is adopted in 1998.

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER     QUARTER    QUARTER
                                                     -------    --------    -------    -------
FOR YEAR ENDED DECEMBER 31, 1997
Revenues...........................................  $38,743    $ 46,088    $65,242    $91,643
Operating income...................................    3,570       3,321     11,048     14,980
Income (loss) before taxes and extraordinary
  item.............................................   (1,712)     (2,172)     3,965      2,092
Extraordinary item, net of income tax benefit......       --     (18,658)        --         --
Net income (loss)..................................   (1,890)    (20,341)     1,875        869
Earnings per common share:
  Income (loss) before extraordinary item..........  $(1,890)   $ (1,683)   $ 1,875    $   869
  Extraordinary item, net of income tax benefit....       --     (18,658)        --         --
                                                     -------    --------    -------    -------
          Net income (loss)........................  $(1,890)   $(20,341)   $ 1,875    $   869
                                                     =======    ========    =======    =======
FOR YEAR ENDED DECEMBER 31, 1996
Revenues...........................................  $44,292    $ 47,671    $48,872    $42,491
Operating income...................................    7,405       7,840      7,848      9,966
Income before taxes................................    3,440       3,338      3,145      4,923
Net income.........................................    1,412       1,479      2,164      3,056
Earnings per common share..........................    1,412       1,479      2,164      3,056
                                                     -------    --------    -------    -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) LIST OF DOCUMENTS FILED.

     (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 11 hereof.

     (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under
Item 8 on page 11 hereof.

     (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        2.1*               -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PCI and the Sellers parties thereto
                              (incorporated by reference to Exhibit 2 to PCI's Current
                              Report on Form 8-K filed on May 5, 1995).
        2.2*               -- Asset Purchase Agreement, dated as of May 14, 1997, by
                              and between OCC Tacoma, Inc. and PCI (incorporated by
                              reference to Exhibit 2 to Pioneer's Current Report on
                              Form 8-K filed on July 1, 1997).
        2.3(a)*            -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                              Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                              Inc. and Imperial Chemical Industries plc (incorporated
                              by reference to Exhibit 2 to Pioneer's Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1997).
        2.3(b)*            -- First Amendment to Asset Purchase Agreement, dated as of
                              October 31, 1997, between PCICC, PCI Carolina, Inc. and
                              Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                              Imperial Chemical Industries plc (incorporated by
                              reference to Exhibit 2 to Pioneer's Current Report on
                              Form 8-K filed on November 17, 1997).
        3.1*               -- Certificate of Incorporation of Pioneer filed with the
                              Secretary of State of Delaware on March 6, 1995
                              (incorporated by reference to Exhibit 3.1 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
        3.2*               -- By-laws of Pioneer (incorporated by reference to Exhibit
                              3.2 to Pioneer's Registration Statement on Form S-4, as
                              amended (file no. 33-98828)).
        4.1*               -- Indenture, dated as of June 17, 1997, by and among
                              Pioneer, the Subsidiary Guarantors defined therein and
                              United States Trust Company of New York, as Trustee,
                              relating to $200,000,000 principal amount of 9 1/4%
                              Series A Senior Notes due 2007, including form of Note
                              and Guarantees (incorporated by reference to Exhibit 2 to
                              Pioneer's Current Report on Form 8-K filed on July 1,
                              1997).
        4.2(a)*            -- Deed of Trust, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (Tacoma, Washington) (incorporated by reference to
                              Exhibit 4.2(a) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.2(b)*            -- Mortgage, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (St. Gabriel, Louisiana) (incorporated by reference to
                              Exhibit 4.2(b) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.2(c)*            -- Mortgage, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (Henderson, Nevada) (incorporated by reference to Exhibit
                              4.2(c) to Pioneer's Registration Statement on Form S-4,
                              as amended (file no. 333-30683)).
        4.3(a)*            -- Term Loan Agreement, dated as of June 17, 1997, among
                              Pioneer, various financial institutions as Lenders, DLJ
                              Capital Funding, inc., as the Syndication Agent, Salomon
                              Brothers Holding Company Inc, as the Documentation Agent
                              and Bank of America Illinois, as the Administrative Agent
                              (the "Pioneer Term Loan Agreement") (incorporated by
                              reference to Exhibit 4.3(a) to Pioneer's Registration
                              Statement on Form S-4, as amended (file no. 333-30683)).
        4.3(b)*            -- Subsidiary Guaranty, dated June 17, 1997, executed by
                              each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of the Lenders, guaranteeing the
                              obligations of one another under the Pioneer Term Loan
                              Agreement (incorporated by reference to Exhibit 4.3(b) to
                              Pioneer's Registration Statement on Form S-4, as amended
                              (file no. 333-30683)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.4*               -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.4 to Pioneer's Registration Statement on Form S-4, as
                              amended (file no. 333-30683)).
        4.5*               -- Stock Pledge Agreement, dated as of June 17, 1997, among
                              Pioneer Americas and United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5 to Pioneer's Registration Statement on Form
                              S-4, as amended (file no. 333-30683)).
        4.6(a)*            -- Loan and Security Agreement, dated as of June 17, 1997, by and among Pioneer, Bank of America Illinois, as Agent
                              and Lender and the other Lenders party thereto (the
                              "Revolving Loan Agreement") (incorporated by reference to
                              Exhibit 4.6(a) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.6(b)*            -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of Bank of Americas Illinois, as
                              Agent, for the ratable benefit of the Lenders,
                              guaranteeing the obligations of one another under the
                              Revolving Loan Agreement (incorporated by reference to
                              Exhibit 4.6(b) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.6(c)*            -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of Bank of Americas Illinois, as
                              Agent, for the ratable benefit of the Lenders
                              (incorporated by reference to Exhibit 4.6(c) to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              333-30683)).
        4.7*               -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust Company
                              of New York, as Trustee and Collateral Agent, Bank of
                              America Illinois, as Agent, Pioneer, Pioneer Americas and
                              PCAC (incorporated by reference to Exhibit 4.7 to
                              Pioneer's Registration Statement on Form S-4, as amended
                              (file no. 333-30683)).
        4.8*               -- Indenture, dated as of October 30, 1997, by and among
                              PCICC, the Guarantors defined therein and United States
                              Trust Company of New York, as Trustee, relating to
                              $175,000,000 principal amount of 9 1/4% Series A Senior
                              Notes due 2007, including form of Note and Guarantees
                              (incorporated by reference to Exhibit 4.1 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
        4.9*               -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.2 to PCICC's Registration Statement on Form S-4, as
                              amended (file no. 333-41221)).
        4.10*              -- Affiliate Security Agreement, dated as of October 30,
                              1997, among PCICC, PCI Licensing, Inc. and United States
                              Trust Company of New York, as Collateral Agent
                              (incorporated by reference to Exhibit 4.3 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
        4.11*              -- Borrower (Canadian) Security Agreement, dated as of
                              October 30, 1997, between PCICC and United States Trust
                              Company of New York, as Collateral Agent (incorporated by
                              reference to Exhibit 4.4 to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.12(a)*           -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5(a) to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.12(b)*           -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5(b) to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.12(c)*           -- Demand Debenture (New Brunswick), dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.5(c) to PCICC's Registration Statement on
                              Form S-4, as amended (file no. 333-41221)).
        4.13(a)*           -- Demand Pledge Agreement (Ontario), dated as of October
                              30, 1997, by PCICC in favor of United States Trust
                              Company of New York, as Collateral Agent (incorporated by
                              reference to Exhibit 4.6(a) to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
        4.13(b)*           -- Demand Pledge Agreement (Quebec), dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.6(b) to PCICC's Registration Statement on
                              Form S-4, as amended (file no. 333-41221)).
        4.13(c)*           -- Demand Pledge Agreement (New Brunswick), dated as of
                              October 30, 1997, by PCICC in favor of United States
                              Trust Company of New York, as Collateral Agent
                              (incorporated by reference to Exhibit 4.6(c) to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
        4.14*              -- Subsidiary Security Agreement, dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.7 to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.15(a)*           -- Term Loan Agreement, dated as of October 30, 1997, among
                              Pioneer, Pioneer Americas, various financial
                              institutions, as Lenders, DLJ Capital Funding, Inc., as
                              the Syndication Agent, Salomon Brothers Holding Company,
                              Inc, as the Documentation Agent, Bank of America National
                              Trust and Savings Association, as the Administrative
                              Agent and United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.8(a) to PCICC's Registration Statement on Form S-4, as
                              amended (file no. 333-41221)).
        4.15(b)*           -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                              Initial Purchasers identified therein (incorporated by
                              reference to Exhibit 4.8(b) to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
        4.16*              -- Consent and Amendment No. 1, dated November 5, 1997, to
                              Loan and Security Agreement, dated June 17, 1997, among
                              Pioneer, Bank of America National Trust and Savings
                              Association, as Agent and Lender and the other Lenders
                              party thereto (incorporated by reference to Exhibit 4.9
                              to PCICC's Registration Statement on Form S-4, as amended
                              (file no. 333-41221)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.17*              -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                              Company of New York, as Trustee and Collateral Agent,
                              Bank of America National Trust and Savings Association,
                              as Agent, PCICC, Pioneer and Pioneer Americas
                              (incorporated by reference to Exhibit 4.10 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
       10.1*               -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Sellers party thereto
                              (incorporated by reference to Exhibit 10.2 to Pioneer's
                              Current Report on Form 8-K filed on May 5, 1995).
       10.2*               -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Subsidiary Guarantors
                              (incorporated by reference to Exhibit 10.3 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
       10.3*+              -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                              (incorporated by reference to Exhibit 10.4 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
       10.4*+              -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                              (incorporated by reference to Exhibit 10.2 to Pioneer's
                              Quarterly Report on Form 10-Q for the quarter ended June
                              30, 1996).
       10.5*+              -- Pioneer Chlor Alkali Company, Inc. Supplemental
                              Retirement Plan (incorporated by reference to Exhibit
                              10.5 to Pioneer's Annual Report on Form 10-K for the year
                              ended December 31, 1995).
       10.6*+              -- Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to
                              Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for
                              the quarter ended June 30, 1995 (file no. 1-9859)).
       10.7*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and James E. Glattly (incorporated
                              by reference to Exhibit 10.8 to Pioneer's Annual Report
                              on Form 10-K for the year ended December 31, 1995).
       10.8*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and Verrill M. Norwood, Jr.
                              (incorporated by reference to Exhibit 10.9 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1995).
       10.9*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and Kent R. Stephenson
                              (incorporated by reference to Exhibit 10.10 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1995).
       10.10*+             -- Executive Employment Agreement, dated January 4, 1997,
                              between Pioneer Companies, Inc. and Michael J. Ferris
                              (incorporated by reference to Exhibit 10.10 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1996).
       10.11*+             -- Stock Purchase Agreement, dated January 4, 1997, between
                              Pioneer Companies, Inc. and Michael J. Ferris
                              (incorporated by reference to Exhibit 10.11 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1996).
       10.12*+             -- Non-Qualified Stock Option Agreement, dated January 4,
                              1997, between Pioneer Companies, Inc. and Michael J.
                              Ferris (incorporated by reference to Exhibit 10.12 to
                              Pioneer's Annual Report on Form 10-K for the year ended
                              December 31, 1996).
       10.13*+             -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                              reference to Exhibit 10.11 to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
       27                  -- Financial Data Schedule.

     (B) REPORTS ON FORM 8-K.

     On November 17, 1997, Pioneer filed a report on Form 8-K, reporting under
Item 2, "Acquisition or Disposition of Assets," the completion of the acquisition of the forest products business of ICI Canada and ICI Americas by PCI Canada on November 5, 1997, but with effect as of October 31, 1997. Included with the filing with respect to the acquired business were audited financial statements for the years ended December 31, 1996, 1995 and 1994 and unaudited financial statements for the nine months ended September 30, 1997 and 1996. Included with respect to the Company were a pro forma balance sheet as of September 30, 1997 and pro forma statements of operations for the nine months ended September 30, 1997 and 1996 and the year ended December 31, 1996.

     (C) FINANCIAL STATEMENT SCHEDULE.

     Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                       PIONEER AMERICAS ACQUISITION CORP.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT    CHARGED TO                               BALANCE AT
                                       BEGINNING     COSTS AND                                  END OF
             DESCRIPTION               OF PERIOD      EXPENSE      ADDITIONS    DEDUCTIONS      PERIOD
             -----------               ----------    ----------    ---------    ----------    ----------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts....    $1,311         $123        $  604(B)     $ (36)(A)     $2,002
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts....     1,424           --            --         (113)(A)      1,311
PERIOD FROM MARCH 6, 1995 (INCEPTION)
  THROUGH DECEMBER 31, 1995:
  Allowance for doubtful accounts....        --          138         1,416(C)      (130)(A)      1,424

---------------

(A)  Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established in 1997 in connection with the acquisition of PCI Canada.

(C) Allowance balance established on April 20, 1995 in connection with the acquisition of Pioneer Americas, Inc.

                                  SCHEDULE II
                             PIONEER AMERICAS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO                             BALANCE AT
                                             BEGINNING    COSTS AND                                END OF
                DESCRIPTION                  OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS      PERIOD
                -----------                  ----------   ----------   ---------   ----------    ----------
PERIOD FROM JANUARY 1, 1995 THROUGH APRIL
  20, 1995:
  Allowance for doubtful accounts..........    $2,038        $47          $--        $(169)(A)     $1,916

---------------

(A)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIONEER AMERICAS ACQUISITION CORP.

                                            By:    /s/ MICHAEL J. FERRIS
                                              ----------------------------------
                                                      Michael J. Ferris,
                                                President and Chief Executive
                                                            Officer

March 25, 1998

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

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                /s/ MICHAEL J. FERRIS                    President and Chief Executive    March 25, 1998
-----------------------------------------------------      Officer (Principal
                 (Michael J. Ferris)                       Executive Officer) and
                                                           Director

                /s/ PHILIP J. ABLOVE                     Vice President and Chief         March 25, 1998
-----------------------------------------------------      Financial Officer and
                 (Philip J. Ablove)                        Director (Principal
                                                           Financial Officer)

                 /s/ JOHN R. BEAVER                      Controller (Principal            March 25, 1998
-----------------------------------------------------      Accounting Officer)
                  (John R. Beaver)

               /s/ WILLIAM R. BERKLEY                    Chairman of the Board            March 25, 1998
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                     Director                         March 25, 1998
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                    Director                         March 25, 1998
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR.                 Director                         March 25, 1998
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JACK H. NUSBAUM                     Director                         March 25, 1998
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/ THOMAS H. SCHNITZIUS                   Director                         March 25, 1998
-----------------------------------------------------
               (Thomas H. Schnitzius)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        2.1*               -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PCI and the Sellers parties thereto
                              (incorporated by reference to Exhibit 2 to PCI's Current
                              Report on Form 8-K filed on May 5, 1995).
        2.2*               -- Asset Purchase Agreement, dated as of May 14, 1997, by
                              and between OCC Tacoma, Inc. and PCI (incorporated by
                              reference to Exhibit 2 to Pioneer's Current Report on
                              Form 8-K filed on July 1, 1997).
        2.3(a)*            -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                              Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                              Inc. and Imperial Chemical Industries plc (incorporated
                              by reference to Exhibit 2 to Pioneer's Quarterly Report
                              on Form 10-Q for the quarter ended September 30, 1997).
        2.3(b)*            -- First Amendment to Asset Purchase Agreement, dated as of
                              October 31, 1997, between PCICC, PCI Carolina, Inc. and
                              Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                              Imperial Chemical Industries plc (incorporated by
                              reference to Exhibit 2 to Pioneer's Current Report on
                              Form 8-K filed on November 17, 1997).
        3.1*               -- Certificate of Incorporation of Pioneer filed with the
                              Secretary of State of Delaware on March 6, 1995
                              (incorporated by reference to Exhibit 3.1 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
        3.2*               -- By-laws of Pioneer (incorporated by reference to Exhibit
                              3.2 to Pioneer's Registration Statement on Form S-4, as
                              amended (file no. 33-98828)).
        4.1*               -- Indenture, dated as of June 17, 1997, by and among
                              Pioneer, the Subsidiary Guarantors defined therein and
                              United States Trust Company of New York, as Trustee,
                              relating to $200,000,000 principal amount of 9 1/4%
                              Series A Senior Notes due 2007, including form of Note
                              and Guarantees (incorporated by reference to Exhibit 2 to
                              Pioneer's Current Report on Form 8-K filed on July 1,
                              1997).
        4.2(a)*            -- Deed of Trust, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (Tacoma, Washington) (incorporated by reference to
                              Exhibit 4.2(a) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.2(b)*            -- Mortgage, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (St. Gabriel, Louisiana) (incorporated by reference to
                              Exhibit 4.2(b) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.2(c)*            -- Mortgage, Assignment of Leases and Rents, Security
                              Agreement, Fixture Filing and Financing Statement by PCAC
                              (Henderson, Nevada) (incorporated by reference to Exhibit
                              4.2(c) to Pioneer's Registration Statement on Form S-4,
                              as amended (file no. 333-30683)).
        4.3(a)*            -- Term Loan Agreement, dated as of June 17, 1997, among
                              Pioneer, various financial institutions as Lenders, DLJ
                              Capital Funding, inc., as the Syndication Agent, Salomon
                              Brothers Holding Company Inc, as the Documentation Agent
                              and Bank of America Illinois, as the Administrative Agent
                              (the "Pioneer Term Loan Agreement") (incorporated by
                              reference to Exhibit 4.3(a) to Pioneer's Registration
                              Statement on Form S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.3(b)*            -- Subsidiary Guaranty, dated June 17, 1997, executed by
                              each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of the Lenders, guaranteeing the
                              obligations of one another under the Pioneer Term Loan
                              Agreement (incorporated by reference to Exhibit 4.3(b) to
                              Pioneer's Registration Statement on Form S-4, as amended
                              (file no. 333-30683)).
        4.4*               -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.4 to Pioneer's Registration Statement on Form S-4, as
                              amended (file no. 333-30683)).
        4.5*               -- Stock Pledge Agreement, dated as of June 17, 1997, among
                              Pioneer Americas and United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5 to Pioneer's Registration Statement on Form
                              S-4, as amended (file no. 333-30683)).
        4.6(a)*            -- Loan and Security Agreement, dated as of June 17, 1997, by and among Pioneer, Bank of America Illinois, as Agent
                              and Lender and the other Lenders party thereto (the
                              "Revolving Loan Agreement") (incorporated by reference to
                              Exhibit 4.6(a) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.6(b)*            -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of Bank of Americas Illinois, as
                              Agent, for the ratable benefit of the Lenders,
                              guaranteeing the obligations of one another under the
                              Revolving Loan Agreement (incorporated by reference to
                              Exhibit 4.6(b) to Pioneer's Registration Statement on
                              Form S-4, as amended (file no. 333-30683)).
        4.6(c)*            -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                              respectively, in favor of Bank of Americas Illinois, as
                              Agent, for the ratable benefit of the Lenders
                              (incorporated by reference to Exhibit 4.6(c) to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              333-30683)).
        4.7*               -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust Company
                              of New York, as Trustee and Collateral Agent, Bank of
                              America Illinois, as Agent, Pioneer, Pioneer Americas and
                              PCAC (incorporated by reference to Exhibit 4.7 to
                              Pioneer's Registration Statement on Form S-4, as amended
                              (file no. 333-30683)).
        4.8*               -- Indenture, dated as of October 30, 1997, by and among
                              PCICC, the Guarantors defined therein and United States
                              Trust Company of New York, as Trustee, relating to
                              $175,000,000 principal amount of 9 1/4% Series A Senior
                              Notes due 2007, including form of Note and Guarantees
                              (incorporated by reference to Exhibit 4.1 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
        4.9*               -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.2 to PCICC's Registration Statement on Form S-4, as
                              amended (file no. 333-41221)).
        4.10*              -- Affiliate Security Agreement, dated as of October 30,
                              1997, among PCICC, PCI Licensing, Inc. and United States
                              Trust Company of New York, as Collateral Agent
                              (incorporated by reference to Exhibit 4.3 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.11*              -- Borrower (Canadian) Security Agreement, dated as of
                              October 30, 1997, between PCICC and United States Trust
                              Company of New York, as Collateral Agent (incorporated by
                              reference to Exhibit 4.4 to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(a)*           -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5(a) to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.12(b)*           -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                              York, as Collateral Agent (incorporated by reference to
                              Exhibit 4.5(b) to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.12(c)*           -- Demand Debenture (New Brunswick), dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.5(c) to PCICC's Registration Statement on
                              Form S-4, as amended (file no. 333-41221)).
        4.13(a)*           -- Demand Pledge Agreement (Ontario), dated as of October
                              30, 1997, by PCICC in favor of United States Trust
                              Company of New York, as Collateral Agent (incorporated by
                              reference to Exhibit 4.6(a) to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
        4.13(b)*           -- Demand Pledge Agreement (Quebec), dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.6(b) to PCICC's Registration Statement on
                              Form S-4, as amended (file no. 333-41221)).
        4.13(c)*           -- Demand Pledge Agreement (New Brunswick), dated as of
                              October 30, 1997, by PCICC in favor of United States
                              Trust Company of New York, as Collateral Agent
                              (incorporated by reference to Exhibit 4.6(c) to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
        4.14*              -- Subsidiary Security Agreement, dated as of October 30,
                              1997, by PCICC in favor of United States Trust Company of
                              New York, as Collateral Agent (incorporated by reference
                              to Exhibit 4.7 to PCICC's Registration Statement on Form
                              S-4, as amended (file no. 333-41221)).
        4.15(a)*           -- Term Loan Agreement, dated as of October 30, 1997, among
                              Pioneer, Pioneer Americas, various financial
                              institutions, as Lenders, DLJ Capital Funding, Inc., as
                              the Syndication Agent, Salomon Brothers Holding Company,
                              Inc, as the Documentation Agent, Bank of America National
                              Trust and Savings Association, as the Administrative
                              Agent and United States Trust Company of New York, as
                              Collateral Agent (incorporated by reference to Exhibit
                              4.8(a) to PCICC's Registration Statement on Form S-4, as
                              amended (file no. 333-41221)).
        4.15(b)*           -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                              Initial Purchasers identified therein (incorporated by
                              reference to Exhibit 4.8(b) to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
        4.16*              -- Consent and Amendment No. 1, dated November 5, 1997, to
                              Loan and Security Agreement, dated June 17, 1997, among
                              Pioneer, Bank of America National Trust and Savings
                              Association, as Agent and Lender and the other Lenders
                              party thereto (incorporated by reference to Exhibit 4.9
                              to PCICC's Registration Statement on Form S-4, as amended
                              (file no. 333-41221)).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
        4.17*              -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                              Company of New York, as Trustee and Collateral Agent,
                              Bank of America National Trust and Savings Association,
                              as Agent, PCICC, Pioneer and Pioneer Americas
                              (incorporated by reference to Exhibit 4.10 to PCICC's
                              Registration Statement on Form S-4, as amended (file no.
                              333-41221)).
       10.1*               -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Sellers party thereto
                              (incorporated by reference to Exhibit 10.2 to Pioneer's
                              Current Report on Form 8-K filed on May 5, 1995).
       10.2*               -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Subsidiary Guarantors
                              (incorporated by reference to Exhibit 10.3 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
       10.3*+              -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                              (incorporated by reference to Exhibit 10.4 to Pioneer's
                              Registration Statement on Form S-4, as amended (file no.
                              33-98828)).
       10.4*+              -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                              (incorporated by reference to Exhibit 10.2 to Pioneer's
                              Quarterly Report on Form 10-Q for the quarter ended June
                              30, 1996).
       10.5*+              -- Pioneer Chlor Alkali Company, Inc. Supplemental
                              Retirement Plan (incorporated by reference to Exhibit
                              10.5 to Pioneer's Annual Report on Form 10-K for the year
                              ended December 31, 1995).
       10.6*+              -- Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to
                              Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for
                              the quarter ended June 30, 1995 (file no. 1-9859)).
       10.7*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and James E. Glattly (incorporated
                              by reference to Exhibit 10.8 to Pioneer's Annual Report
                              on Form 10-K for the year ended December 31, 1995).
       10.8*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and Verrill M. Norwood, Jr.
                              (incorporated by reference to Exhibit 10.9 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1995).
       10.9*+              -- Employment Agreement, dated April 20, 1995, between
                              Pioneer Americas, Inc. and Kent R. Stephenson
                              (incorporated by reference to Exhibit 10.10 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1995).
       10.10*+             -- Executive Employment Agreement, dated January 4, 1997,
                              between Pioneer Companies, Inc. and Michael J. Ferris
                              (incorporated by reference to Exhibit 10.10 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1996).
       10.11*+             -- Stock Purchase Agreement, dated January 4, 1997, between
                              Pioneer Companies, Inc. and Michael J. Ferris
                              (incorporated by reference to Exhibit 10.11 to Pioneer's
                              Annual Report on Form 10-K for the year ended December
                              31, 1996).
       10.12*+             -- Non-Qualified Stock Option Agreement, dated January 4,
                              1997, between Pioneer Companies, Inc. and Michael J.
                              Ferris (incorporated by reference to Exhibit 10.12 to
                              Pioneer's Annual Report on Form 10-K for the year ended
                              December 31, 1996).
       10.13*+             -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                              reference to Exhibit 10.11 to PCICC's Registration
                              Statement on Form S-4, as amended (file no. 333-41221)).
       27                  -- Financial Data Schedule.