Form 10-Q
period 1998-03-31
PIONEER AMERICAS ACQUISITION CORP
filed 1998-04-27
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 33-98828


                       PIONEER AMERICAS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                     DELAWARE                                06-1215192
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

   4300 NATIONSBANK CENTER, 700 LOUISIANA STREET
                   HOUSTON, TEXAS                               77002
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (713) 570-3200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

     On April 17, 1998, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 1998 and December 31, 1997                                3

             Consolidated Statements of Operations--Three Months Ended March 31, 1998 and 1997                4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997                5

             Notes to Consolidated Financial Statements                                                       6


                                             PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                 9


































      Certain statements in this Form 10-Q regarding future expectations of the Company's business and the Company's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including the Company's high financial leverage, the cyclical nature of the markets for many of the Company's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         1998                1997
                                                                                    ------------------ -------------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                            $   59,625          $   50,995
   Accounts receivable, less allowance for doubtful accounts of $1,792 at
     March 31, 1998 and $2,002 at December 31, 1997                                         54,206              65,189
   Due from parent                                                                           5,351               2,810
   Inventories                                                                              25,946              22,625
   Prepaid expenses                                                                             47               1,372
                                                                                         ---------           ---------
Total current assets                                                                       145,175             142,991
Property, plant and equipment:
   Land                                                                                      9,092               9,092
   Buildings and improvements                                                               55,855              55,589
   Machinery and equipment                                                                 268,013             263,838
   Construction in progress                                                                 31,574              31,836
                                                                                         ---------           ---------
                                                                                           364,534             360,355
   Less accumulated depreciation                                                           (42,632)            (34,130)
                                                                                         ---------           ---------
                                                                                           321,902             326,225
Investment in and advances to unconsolidated subsidiary                                     28,420              28,551
Other assets, net of accumulated amortization of $2,583 at March 31, 1998
   and $2,990 at December 31, 1997                                                          46,430              48,560
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $15,504 at March 31, 1998 and $13,319 at December 31, 1997              199,295             201,032
                                                                                         ---------           ---------
Total assets                                                                             $ 741,222           $ 747,359
                                                                                         =========           =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                                     $   30,429          $   45,711
   Accrued liabilities                                                                      37,536              33,745
   Current portion of long-term debt                                                         2,570               2,570
                                                                                         ---------           ---------
Total current liabilities                                                                   70,535              82,026
Long-term debt, less current portion                                                       566,512             567,160
Accrued pension and other employee benefits                                                 21,576              21,068
Other long-term liabilities                                                                 19,098              17,224
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                   1                   1
   Additional paid-in capital                                                               66,169              66,169
   Retained deficit                                                                         (2,669)             (6,289)
                                                                                         ---------           ---------
Total stockholder's equity                                                                  63,501              59,881
                                                                                         ---------           ---------
Total liabilities and stockholder's equity                                               $ 741,222           $ 747,359
                                                                                         =========           =========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ---------------------------
                                                                                          1998              1997
                                                                                       ---------         ---------

Revenues                                                                               $  94,619         $  38,743
Cost of sales                                                                             64,948            29,003
                                                                                       ---------         ---------
Gross profit                                                                              29,671             9,740
Selling, general and administrative expenses                                              12,180             6,170
                                                                                       ---------         ---------
Operating income                                                                          17,491             3,570
Equity in net loss of unconsolidated subsidiary                                           (1,136)           (1,055)
Interest expense, net                                                                    (12,448)           (4,458)
Other income, net                                                                          3,089               231
                                                                                       ---------         ---------
Income (loss) before taxes                                                                 6,996            (1,712)
Income tax provision                                                                       3,376               178
                                                                                       ---------         ---------
Net income (loss)                                                                     $    3,620         $  (1,890)
                                                                                      ==========         =========

Net income (loss) per share                                                           $    3,620         $  (1,890)
                                                                                      ==========         =========

Weighted average number of common shares outstanding                                           1                 1
                                                                                      ==========         =========










                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             -------------------------
                                                                                               1998             1997
                                                                                             --------         --------
Operating activities:
   Net income (loss)                                                                         $  3,620         $ (1,890)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
        Depreciation and amortization                                                          11,383            4,080
        Equity in net loss of unconsolidated subsidiaries                                       1,136            1,055
        Net change in deferred taxes                                                            3,293              (42)
        Foreign exchange loss                                                                    (186)             --
        Net effect of changes in operating assets and liabilities                              (5,021)             379
                                                                                             --------         --------
Net cash flows from operating activities                                                       14,225            3,582
                                                                                             --------         --------

Investing activities:
   Investment in and advances to unconsolidated subsidiary                                     (1,006)          (1,022)
   Capital expenditures                                                                        (4,146)          (2,337)
                                                                                             --------         --------
Net cash flows from investing activities                                                       (5,152)          (3,359)
                                                                                             --------         --------

Financing activities:
   Payments on long-term debt                                                                    (647)             --
                                                                                             --------         --------
Net cash flows from financing activities                                                         (647)             --
                                                                                             --------         --------
Effect of exchange rate on cash                                                                   204              --
                                                                                             --------         --------

Net increase in cash                                                                            8,630              223
Cash at beginning of period                                                                    50,995           14,417
                                                                                             --------         --------
Cash at end of period                                                                        $ 59,625         $ 14,640
                                                                                             ========         ========




                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1998 and the statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The consolidated financial statements include the accounts of Pioneer Americas Acquisition Corp. ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1997 is derived from the December 31, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effects of changes in operating assets and liabilities are as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           --------------------------
                                                                                              1998             1997
                                                                                           ---------         --------

     Accounts receivable                                                                   $  11,082         $    392
     Due from parent                                                                          (2,541)            (293)
     Inventories                                                                              (3,272)          (2,649)
     Prepaid expenses                                                                          1,366              350
     Other assets                                                                               (409)              97
     Accounts payable                                                                        (15,380)             456
     Accrued liabilities                                                                       3,717            2,282
     Other long-term liabilities                                                                 416             (256)
                                                                                           ---------         --------
          Net change in operating assets and liabilities                                   $  (5,021)        $    379
                                                                                           =========         ========

     Following are supplemental disclosures of cash flow information:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           --------------------------
                                                                                              1998             1997
                                                                                           ---------         --------

     Cash payments for:
        Interest                                                                            $   4,359        $   605
        Income taxes                                                                               --            135

3.  INVENTORIES

Inventories consist of the following:

                                                                                 MARCH 31,                DECEMBER 31,
                                                                                   1998                       1997
                                                                                -----------               ------------

Raw materials, supplies and parts                                               $    17,413               $    18,314
Finished goods and work-in-process                                                   10,292                     7,188
Inventories under exchange agreements                                                (1,759)                   (2,877)
                                                                                -----------               -----------
                                                                                $    25,946               $    22,625
                                                                                ===========               ===========

4.  COMMITMENTS AND CONTINGENCIES

     The Company and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail obligations under current environmental laws. Present or future laws may affect the Company's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for the Company's products. The Company believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on the Company's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

     The Company relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification agreements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

     The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

5.    PCI CHEMICALS CANADA INC.

     Pioneer is a holding company with no operating assets or operations. A subsidiary of Pioneer acquired in October 1997, PCI Chemicals Canada Inc. ("PCICCI"), has outstanding $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCICCI and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCICCI and the guarantors of these notes are as follows:

                                                NOTE         CONSOLIDATED                          NOTE         CONSOLIDATED
                               PCICCI        GUARANTORS        COMPANY           PCICCI         GUARANTORS        COMPANY
                            -------------   -------------    -------------    -------------    -------------    -------------
                                        AS OF MARCH 31, 1998                             AS OF DECEMBER 31, 1997
                            ----------------------------------------------    -----------------------------------------------

Current assets              $    53,896     $    91,279      $   145,175      $    39,211      $   103,780      $   142,991
Non-current assets              228,417         367,630          596,047          187,009          417,359          604,368
Current liabilities              25,259          45,276           70,535           24,465           57,561           82,026
Non-current liabilities         195,569         411,617          607,186          193,121          412,331          605,452

                              FOR THE THREE MONTHS ENDED MARCH 31, 1998
                            ----------------------------------------------

Revenues                    $    39,249     $    55,370      $    94,619
Gross profit                     13,834          15,837           29,671
Net income (loss)                 3,781            (161)           3,620

     Separate financial statements of PCICCI and the guarantors of the PCICCI notes are not included as management has determined that separate financial statements of these entities are not material to investors.

6.  RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues

      Revenues increased by $55.9 million or approximately 144% to $94.6 million for the three months ended March 31, 1998. The increase in revenues was primarily attributable to additional sales volumes from the Pioneer Chlor Alkali Co., Inc. ("PCAC") acquisition of a chlor-alkali plant in Tacoma, Washington in June 1997 and the acquisition of business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. In addition, PCAC average electrochemical unit ("ECU") prices increased approximately 11%. Partially offsetting these increases were decreased sales due to lower production volumes at PCAC's Henderson and Tacoma plants in early 1998, due to a failed transformer at Henderson, which is now fully operational, and a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Revenues at All-Pure Chemical Company, Inc. ("All-Pure") decreased slightly due to the adverse weather conditions on the West Coast.

Cost of Sales

     Cost of sales increased $35.9 million, or 124%, for the three months ended March 31, 1998, principally because of the sales volumes of the acquired operations. Cost of sales at All-Pure decreased somewhat as a result of decreased sales volumes.

Gross Profit

     Gross profit margin increased to 31% in 1998 from 25% as a result of the revenues and cost of sales fluctuations described above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $6.0 million for the three months ended March 31, 1998, primarily due to the acquisition of PCI Canada. Also, during 1998 "pay-for-performance" accruals were made in excess of the 1997 first quarter accruals.

Equity in Net Loss of Unconsolidated Subsidiary

     Equity in net loss of unconsolidated subsidiary increased slightly due to losses sustained by the unconsolidated subsidiary during the first quarter of 1998. These losses were attributable to decreased sales and decreased gross margins.

Interest Expense, Net

     Interest expense, net increased $8.0 million to $12.4 million for the first three months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates.

Other Income, Net

     Other income for the first three months of 1998 includes a gain from the settlement of a lawsuit of approximately $0.9 million, an accrual for a business interruption insurance claim at PCAC's Henderson plant related to the failed transformer, and a state franchise tax refund.

Net Income

     Due to the factors described above, net income for the first quarter of 1998 was $3.6 million, compared to a net loss of $1.9 million for the same period of 1997.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER AMERICAS ACQUISITION CORP.




April 27, 1998                               By:  /s/ Philip J. Ablove
                                                 ---------------------------
                                                 Philip J. Ablove
                                                 Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27                          Financial Data Schedule