Form 10-Q/A
period 1998-06-30
PIONEER AMERICAS ACQUISITION CORP
filed 1998-08-05
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     On July 27, 1998, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

      Due to a clerical error on the part of the Company's filing agent, the Form 10-Q for the Company with respect to the quarter ended June 30, 1998, as filed on July 30, 1998, consisted of disclosure with respect to the Company's parent, Pioneer Companies, Inc. The correct disclosure with respect to the Company for the quarter ended June 30, 1998, is filed herewith.



                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 1998 and December 31, 1997                                  3

             Consolidated Statements of Operations--Three Months Ended June 30, 1998 and 1997                  4
                 and Six Months Ended June 30, 1998 and 1997

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 1998 and 1997                    5

             Notes to Consolidated Financial Statements                                                        6


                                             PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                 10





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

                         PART I --FINANCIAL INFORMATION

                       PIONEER AMERICAS ACQUISITION CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                    1998         1997
                                                                                 ---------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $  48,633      $  50,995
   Accounts receivable, less allowance for doubtful accounts of $1,747 at
     June 30, 1998 and $2,002 at December 31, 1997                                  57,064         65,189
   Due from parent                                                                   6,048          2,810
   Inventories                                                                      25,482         22,625
   Prepaid expenses                                                                    601          1,372
                                                                                 ---------      ---------
Total current assets                                                               137,828        142,991
Property, plant and equipment:
   Land                                                                              9,092          9,092
   Buildings and improvements                                                       55,918         55,589
   Machinery and equipment                                                         268,665        263,838
   Construction in progress                                                         39,590         31,836
                                                                                 ---------      ---------
                                                                                   373,265        360,355
   Less accumulated depreciation                                                   (50,981)       (34,130)
                                                                                 ---------      ---------
                                                                                   322,284        326,225
Investment in and advances to unconsolidated subsidiary                             31,038         28,551
Other assets, net of accumulated amortization of $3,679 at June 30, 1998
   and $2,990 at December 31, 1997                                                  44,777         48,560
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $17,666 at June 30, 1998 and $13,319 at December 31, 1997       199,116        201,032
                                                                                 ---------      ---------
Total assets                                                                     $ 735,043      $ 747,359
                                                                                 =========      =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                              $  28,111      $  45,711
   Accrued liabilities                                                              31,933         33,745
   Current portion of long-term debt                                                 2,599          2,570
                                                                                 ---------      ---------
Total current liabilities                                                           62,643         82,026
Long-term debt, less current portion                                               565,838        567,160
Accrued pension and other employee benefits                                         24,658         21,068
Other long-term liabilities                                                         19,003         17,224
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                           1              1
   Additional paid-in capital                                                       65,714         66,169
   Retained deficit                                                                 (2,814)        (6,289)
                                                                                 ---------      ---------
Total stockholder's equity                                                          62,901         59,881
                                                                                 ---------      ---------
Total liabilities and stockholder's equity                                       $ 735,043      $ 747,359
                                                                                 =========      =========






                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                         ------------------------      ------------------------
                                                            1998           1997           1998           1997
                                                         ---------      ---------      ---------      ---------
Revenues                                                 $  96,028      $  46,088      $ 190,647      $  84,831
Cost of sales                                               70,835         36,656        135,783         65,659
                                                         ---------      ---------      ---------      ---------
Gross profit                                                25,193          9,432         54,864         19,172
Selling, general and administrative expenses                12,132          6,111         24,312         12,281
Unusual charges                                                231             --            231             --
                                                         ---------      ---------      ---------      ---------
Operating income                                            12,830          3,321         30,321          6,891
Equity in net loss of unconsolidated subsidiary             (1,005)          (719)        (2,141)        (1,774)
Interest expense, net                                      (11,794)        (4,980)       (24,242)        (9,438)
Other income (expense), net                                   (326)           206          2,763            437
                                                         ---------      ---------      ---------      ---------
Income (loss) before taxes                                    (295)        (2,172)         6,701         (3,884)
Income tax provision (benefit)                                (152)          (489)         3,224           (311)
                                                         ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                       (143)        (1,683)         3,477         (3,573)
Extraordinary item from early extinguishment of
    debt (net of income tax benefit of $12,439)                 --        (18,658)            --        (18,658)
                                                         ---------      ---------      ---------      ---------
Net income (loss)                                        $    (143)     $ (20,341)     $   3,477      $ (22,231)
                                                         =========      =========      =========      =========

Earnings per common share:
   Income (loss) before extraordinary item               $    (143)     $  (1,683)     $   3,477      $  (3,573)
   Extraordinary item, net of income tax benefit                --        (18,658)            --        (18,658)
                                                         ---------      ---------      ---------      ---------
   Net income (loss)                                     $    (143)     $ (20,341)     $   3,477      $ (22,231)
                                                         =========      =========      =========      =========

Weighted average number of common shares outstanding

                                                                 1              1              1              1
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

                       PIONEER AMERICAS ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              ------------------------
                                                                                 1998           1997
                                                                              ---------      ---------
Operating activities:
   Net income (loss)                                                          $   3,477      $ (22,231)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Extraordinary item (net of income tax)                                       --         18,658
        Depreciation and amortization                                            23,152          8,553
        Equity in net loss of unconsolidated subsidiary                           2,141          1,774
        Net change in deferred taxes                                               (386)          (851)
        Foreign exchange loss                                                       597             --
        Net effect of changes in operating assets and liabilities (net of
          acquisitions)                                                         (11,299)        (7,078)
                                                                              ---------      ---------
Net cash flows from operating activities                                         17,682         (1,175)
                                                                              ---------      ---------

Investing activities:
   Acquisition of business                                                           --        (97,000)
   Investment in and advances to unconsolidated subsidiary                       (4,629)          (809)
   Capital expenditures                                                         (12,912)        (5,278)
                                                                              ---------      ---------
Net cash flows used in investing activities                                     (17,541)      (103,087)
                                                                              ---------      ---------

Financing activities:
   Payments on long-term debt                                                    (1,293)      (162,092)
   Proceeds from long-term debt                                                      --        300,000
   Dividends to parent                                                             (454)            --
   Debt issuance and related costs                                                   --        (13,387)
                                                                              ---------      ---------
Net cash flows from financing activities                                         (1,747)       124,521
                                                                              ---------      ---------

Effect of exchange rate changes on cash                                            (756)            --
                                                                              ---------      ---------

Net increase (decrease) in cash                                                  (2,362)        20,259
Cash at beginning of period                                                      50,995         14,417
                                                                              ---------      ---------
Cash at end of period                                                         $  48,633      $  34,676
                                                                              =========      =========




                 See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1998 and the statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The consolidated financial statements include the accounts of Pioneer Americas Acquisition Corp. ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                          ----------------------
                                            1998          1997
                                          --------      --------
Accounts receivable                       $  7,640      $ (4,577)
Due from parent                             (3,238)        1,862
Inventories                                 (3,010)       (1,177)
Prepaid expenses                               805           815
Other assets                                (3,841)         (108)
Accounts payable                           (17,235)         (503)
Accrued liabilities                          4,456        (3,648)
Other long-term liabilities                  3,124           258
                                          --------      --------
     Net change in operating accounts     $(11,299)     $ (7,078)
                                          ========      ========

     Following are supplemental disclosures of cash flow information:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Cash payments for:
   Interest                                                $ 25,046     $  4,373
   Income taxes                                                 123          543
Investing activities of acquisition during the period:
     Cash paid for acquisition                             $     --     $ 97,000
     Equity contribution by parent                               --        5,500
     Liabilities assumed                                         --        2,955
                                                           --------     --------
     Fair value of assets acquired                         $     --     $105,455
                                                           ========     ========

3.  INVENTORIES

Inventories consist of the following:

                                          JUNE 30,    DECEMBER 31,
                                          --------    ------------
                                            1998          1997
                                          --------      --------
Raw materials, supplies and parts         $ 17,167      $ 18,314
Finished goods and work-in-process           9,245         7,188
Inventories under exchange agreements         (930)       (2,877)
                                          --------      --------
                                          $ 25,482      $ 22,625
                                          ========      ========

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

                                                NOTE         CONSOLIDATED                          NOTE         CONSOLIDATED
                               PCICCI        GUARANTORS        COMPANY           PCICCI         GUARANTORS        COMPANY
                            -------------   -------------    -------------    -------------    -------------    -------------
                                         AS OF JUNE 30, 1998                             AS OF DECEMBER 31, 1997
                            ----------------------------------------------    -----------------------------------------------
Current assets              $    48,356     $    89,472       $  137,828      $    39,211      $   103,780      $   142,991
Non-current assets              179,429         417,786          597,215          187,009          417,359          604,368
Current liabilities              20,329          42,314           62,643           24,465           57,561           82,026
Non-current liabilities         195,572         413,927          609,499          193,121          412,331          605,452

                              FOR THE THREE MONTHS ENDED JUNE 30, 1998
                            ----------------------------------------------
Revenues                    $    33,540     $    62,488      $    96,028
Gross profit                      8,595          16,598           25,193
Net income (loss)                   384            (527)            (143)

                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                            ----------------------------------------------
Revenues                    $    68,447      $  122,200       $  190,647
Gross profit                     20,360          34,504           54,864
Net income                        3,250             227            3,477

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

7.  RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

     Revenues increased by $49.9 million during the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The increase in revenues was primarily attributable to additional sales volumes for the Pioneer Chlor Alkali Co., Inc. ("PCAC") acquisition of a chlor-alkali plant in Tacoma, Washington in June 1997 and the acquisition of the business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. Electrochemical unit ("ECU") prices in the second quarter of 1998 were approximately the same as the comparable period in 1997 as lower chlorine prices in 1998 were offset by higher caustic soda prices. Revenues at All-Pure Chemical Company, Inc. ("All-Pure") decreased approximately 19% in the second quarter of 1998, compared to 1997 as a result of reduced bulk high strength bleach sales and adverse weather conditions on the West Coast, which reduced demand.

Cost of Sales

     Cost of sales increased $34.2 million, or approximately 93%, primarily as a result of the sales volumes of the acquired operations of the Tacoma plant and of the business of PCI Canada. Offsetting this increase were decreased cost of sales at All-Pure resulting from decreased sales volumes.

Gross Profit

     Gross profit margin increased to 26% in the second quarter of 1998 from 20% in the same period of 1997, primarily due to the profitability of the acquired operations.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $6.0 million, primarily as a result of the acquisition of PCI Canada.

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

Net Loss

     Due to the factors described above, the net loss during the three months ended June 30, 1998 was $0.1 million, compared to a net loss of $20.3 million during the same period in 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

     Revenues increased by $105.8 million or approximately 125% for the six months ended June 30, 1998, as compared to the same period in 1997. The acquired operations provided the majority of this increase. In addition, PCAC average ECU prices increased during this period, as compared to the same six-month period in 1997. Partially offsetting these price increases were decreased sales due to lower production volumes at PCAC's Henderson plant in 1998, because of a failed transformer, which is now fully operational. Also, production at Henderson and Tacoma declined due to a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Revenues at All-Pure decreased approximately 14%, due to reduced bulk high strength bleach sales and adverse weather conditions on the West Coast, which reduced demand.

Cost of Sales

     Cost of sales increased approximately $70.1 million, or 107% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The primary factor for this increase was the sales volumes of the acquired operations. Offsetting this increase was the lower cost of sales at All-Pure due to lower sales volumes.

Gross Profit

     Gross profit margin increased to approximately 29% from 23%, primarily due to the profitability of the acquired businesses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $12.0 million for the period ending June 30, 1998, primarily as a result of the acquisition of the business of PCI Canada.

Interest Expense, Net

     Interest expense, net increased $14.8 million to $24.2 million during the first six months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of the 13 3/8% First Mortgage Notes at substantially lower interest rates.

Other Income, Net

     Other income, net in 1998 includes a gain from the settlement of a lawsuit of approximately $0.9 million, an accrual for a business interruption insurance claim at PCAC's Henderson plant related to the failed transformer and a state franchise tax refund.

Extraordinary Item from Early Extinguishment of Debt

     As mentioned above, during 1997 the Company recognized an $18.7 million extraordinary item for early extinguishment of debt.

Net Income

     Net income for the first six months of 1998 was $3.5 million, compared to the $22.2 million loss for the same period in 1997.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  10 Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, among Pioneer Americas Acquisition Corp. and PCI Chemicals Canada Inc. as borrowers, various financial institutions as lenders, Bank of America National Trust and Savings Association as Administrative Agent and U.S. Funding Agent, Bank of America Canada as Canadian Funding Agent, and Bank America Robertson Stephens as Arranger.

                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            PIONEER AMERICAS ACQUISITION CORP.




July 30, 1998                               By: /s/ Philip J. Ablove
                                                --------------------------------
                                                Philip J. Ablove
                                                Vice President and
                                                Chief Financial Officer

                               Index to Exhibits

Exhibit
Number         Description
-------        -----------
  10           Amended and Restated Loan and Security Agreement, dated as of
               May 29, 1998, among Pioneer Americas Acquisition Corp. and PCI
               Chemicals Canada Inc. as borrowers, various financial
               institutions as lenders, Bank of America National Trust and
               Savings Association as Administrative Agent and U.S. Funding
               Agent, Bank of America Canada as Canadian Funding Agent, and Bank
               America Robertson Stephens as Arranger.

  27           Financial Data Schedule.