Form 10-Q
period 1998-09-30
PIONEER AMERICAS ACQUISITION CORP
filed 1998-11-03
CIK 944649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 33-98828

                             PIONEER AMERICAS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      06-1420850
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
           4300 NATIONSBANK CENTER                                 77002
             700 LOUISIANA STREET                                (Zip Code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

                                 (713) 570-3200
              (Registrant's telephone number, including area code)

                       PIONEER AMERICAS ACQUISITION CORP.
                          (Former name of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On October 26, 1998, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets -- September 30, 1998 and
          December 31, 1997...........................................    3
          Consolidated Statements of Operations -- Three Months Ended
          September 30, 1998 and 1997 and Nine Months Ended September
          30, 1998 and 1997...........................................    4
          Consolidated Statements of Cash Flows -- Nine Months Ended
          September 30, 1998 and 1997.................................    5
          Notes to Consolidated Financial Statements..................    6

                        PART II -- OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   12

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

                        PART I -- FINANCIAL INFORMATION

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Current assets:
  Cash and cash equivalents.................................    $ 60,182        $ 50,995
  Accounts receivable, less allowance for doubtful accounts
     of $1,944 at September 30, 1998 and $2,002 at December
     31, 1997...............................................      61,473          65,189
  Due from affiliates.......................................      13,166           2,810
  Inventories...............................................      27,364          22,625
  Prepaid expenses..........................................       1,603           1,372
                                                                --------        --------
          Total current assets..............................     163,788         142,991
Property, plant and equipment:
  Land......................................................      10,726           9,092
  Buildings and improvements................................      57,624          55,589
  Machinery and equipment...................................     296,445         263,838
  Construction in progress..................................      31,355          31,836
                                                                --------        --------
                                                                 396,150         360,355
  Less accumulated depreciation.............................     (64,325)        (34,130)
                                                                --------        --------
                                                                 331,825         326,225
Investment in and advances to unconsolidated subsidiaries...          --          28,551
Other assets, net of accumulated amortization of $5,193 at
  September 30, 1998 and $2,990 at December 31, 1997........      41,634          48,560
Excess cost over fair value of net assets acquired, net of
  accumulated amortization of $20,649 at September 30, 1998
  and $13,319 at December 31, 1997..........................     203,519         201,032
                                                                --------        --------
          Total assets......................................    $740,766        $747,359
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $ 27,817        $ 45,711
  Accrued liabilities.......................................      41,210          33,745
  Current portion of long-term debt.........................       2,675           2,570
                                                                --------        --------
          Total current liabilities.........................      71,702          82,026
Long-term debt, less current portion........................     565,358         567,160
Accrued pension and other employee benefits.................      27,256          21,068
Other long-term liabilities.................................      18,115          17,224
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................           1               1
  Additional paid-in capital................................      65,483          66,169
  Retained deficit..........................................      (7,149)         (6,289)
                                                                --------        --------
          Total stockholder's equity........................      58,335          59,881
                                                                --------        --------
          Total liabilities and stockholder's equity........    $740,766        $747,359
                                                                ========        ========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        1998      1997       1998       1997
                                                      --------   -------   --------   --------
Revenues............................................  $ 93,083   $65,242   $283,730   $150,073
Cost of sales.......................................    73,373    46,894    209,156    112,553
                                                      --------   -------   --------   --------
Gross profit........................................    19,710    18,348     74,574     37,520
Selling, general and administrative expenses........    11,067     7,300     35,379     19,580
Unusual charges.....................................       179        --        410         --
                                                      --------   -------   --------   --------
Operating income....................................     8,464    11,048     38,785     17,940
Equity in net loss of unconsolidated subsidiaries...       (67)     (779)    (2,208)    (2,552)
Interest expense, net...............................   (12,244)   (6,750)   (36,486)   (16,189)
Other income (expense), net.........................    (1,562)      446      1,201        882
                                                      --------   -------   --------   --------
Income (loss) before taxes and extraordinary item...    (5,409)    3,965      1,292         81
Income tax provision (benefit)......................    (1,072)    2,090      2,152      1,779
                                                      --------   -------   --------   --------
Income (loss) before extraordinary item.............    (4,337)    1,875       (860)    (1,698)
Extraordinary item from early extinguishment of debt
  (net of income tax benefit of $12,439)............        --        --         --    (18,658)
                                                      --------   -------   --------   --------
Net income (loss)...................................  $ (4,337)  $ 1,875   $   (860)  $(20,356)
                                                      ========   =======   ========   ========
Earnings per common share:
  Income (loss) before extraordinary item...........  $ (4,337)  $ 1,875   $   (860)  $ (1,698)
  Extraordinary item, net of income tax benefit.....        --        --         --    (18,658)
                                                      --------   -------   --------   --------
  Net income (loss).................................  $ (4,337)  $ 1,875   $   (860)  $(20,356)
                                                      ========   =======   ========   ========
Weighted average number of common shares
  outstanding.......................................         1         1          1          1
                                                      ========   =======   ========   ========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
Operating activities:
  Net loss..................................................  $   (860)   $ (20,356)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Extraordinary item (net of income tax).................        --       18,658
     Depreciation and amortization..........................    34,908       14,792
     Equity in net loss of unconsolidated subsidiaries......     2,208        2,552
     Net change in deferred taxes...........................     3,343        1,486
     Loss from foreign exchange rate changes................     1,470           --
     Net effect of changes in operating assets and
      liabilities (net of acquisitions).....................    (4,161)      (6,329)
                                                              --------    ---------
Net cash flows from operating activities....................    36,908       10,803
                                                              --------    ---------
Investing activities:
  Acquisition of business...................................        --      (97,000)
  Investment in and advances to unconsolidated
     subsidiaries...........................................    (4,290)      (2,490)
  Capital expenditures......................................   (20,708)     (10,977)
                                                              --------    ---------
Net cash flows used in investing activities.................   (24,998)    (110,467)
                                                              --------    ---------
Financing activities:
  Payments on long-term debt................................    (1,931)    (162,342)
  Proceeds from long-term debt..............................        --      300,000
  Dividends to parent.......................................      (685)        (250)
  Debt issuance and related costs...........................        --      (16,362)
                                                              --------    ---------
Net cash flows from financing activities....................    (2,616)     121,046
                                                              --------    ---------
Effect of exchange rate changes on cash.....................    (2,164)          --
                                                              --------    ---------
Net increase in cash........................................     7,130       21,382
Cash at beginning of period.................................    50,995       14,417
Cash acquired in acquisition................................     2,057           --
                                                              --------    ---------
Cash at end of period.......................................  $ 60,182    $  35,799
                                                              ========    =========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     During August 1998, Pioneer Americas Acquisition Corp. changed its name to Pioneer Americas, Inc. ("Pioneer"). The consolidated financial statements include the accounts of Pioneer and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet as of September 30, 1998 and the statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998.

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

     During the third quarter of 1998, the Company exchanged its 50% ownership interest in KWT, Inc. ("KWT") for the remaining 50% ownership interest in Kemwater North America Company ("KNA"), resulting in 100% ownership of KNA. The Company had previously owned, directly or indirectly, 50% interest in both of these companies. As these entities were under common control prior to the exchange, this transaction was recorded at historical cost.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Accounts receivable.........................................  $  6,666    $(17,818)
Due from affiliates.........................................    (3,115)     (2,456)
Inventories.................................................    (2,151)     (1,873)
Prepaid expenses............................................      (154)     (3,249)
Other assets................................................    (3,842)       (187)
Accounts payable............................................   (17,216)     11,755
Accrued liabilities.........................................    12,357       8,070
Other long-term liabilities.................................     3,294        (571)
                                                              --------    --------
          Net change in operating accounts..................  $ (4,161)   $ (6,329)
                                                              ========    ========

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following are supplemental disclosures of cash flow information:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------   --------
Cash payments for:
  Interest..................................................  $27,969   $ 15,791
  Income taxes..............................................      227        543
Investing activities, acquisition during the period:
  Cash paid for acquisition.................................  $    --   $ 97,000
  Equity contribution by parent.............................       --      5,500
  Liabilities assumed.......................................       --      2,955
                                                              -------   --------
  Fair value of assets acquired.............................  $    --   $105,455
                                                              =======   ========

     Non-cash investing activity:

          During the third quarter of 1998, the Company exchanged its 50% ownership interest in KWT for the remaining 50% ownership interest in KNA. The Company had previously owned, directly or indirectly, 50% interest in both of these companies.

3. INVENTORIES

     Inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Raw materials, supplies and parts...........................     $20,629        $18,314
Finished goods and work-in-process..........................       7,513          7,188
Inventories under exchange agreements.......................        (778)        (2,877)
                                                                 -------        -------
                                                                 $27,364        $22,625
                                                                 =======        =======

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

     The Company relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification agreements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrange-

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ments, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

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

                                         AS OF SEPTEMBER 30, 1998               AS OF DECEMBER 31, 1997
                                   ------------------------------------   ------------------------------------
                                                 NOTE      CONSOLIDATED                 NOTE      CONSOLIDATED
                                    PCICCI    GUARANTORS     COMPANY       PCICCI    GUARANTORS     COMPANY
                                   --------   ----------   ------------   --------   ----------   ------------
Current assets...................  $ 57,811    $105,977      $163,788     $ 39,211    $103,780      $142,991
Non-current assets...............   177,597     399,381       576,978      187,009     417,359       604,368
Current liabilities..............    24,021      47,681        71,702       24,465      57,561        82,026
Non-current liabilities..........   198,307     412,422       610,729      193,121     412,331       605,452

                                        FOR THE THREE MONTHS ENDED
                                            SEPTEMBER 30, 1998
                                   ------------------------------------
Revenues.........................  $ 33,753    $ 59,330      $ 93,083
Gross profit.....................    10,088       9,622        19,710
Net income (loss)................     1,196      (5,533)       (4,337)

                                        FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998
                                   ------------------------------------
Revenues.........................  $102,200    $181,530      $283,730
Gross profit.....................    30,448      44,126        74,574
Net income (loss)................     4,446      (5,306)         (860)

     Separate financial statements of PCICCI and the guarantors of the PCICCI notes are not included as management has determined that separate financial statements of these entities are not material to investors.

6. ACCOUNTING CHANGES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides a framework for determining the accounting treatment of costs incurred to obtain or develop computer software. The Company is required to adopt the provisions of SOP 98-1 beginning in 1999, without adjustment to previously reported amounts.

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires immediate expensing of certain organization costs and start-up costs. The Company is required to adopt the provisions of SOP 98-5 in 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999.

     Management does not believe the adoption of the above-mentioned accounting changes will have a material effect on the Company's financial statements.

7. RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

     Revenues increased by $27.8 million or approximately 43% for the three months ended September 30, 1998, as compared to the same period in 1997. The increase in revenues was primarily attributable to additional sales volumes from the acquisition of the business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. Partially offsetting this increase were decreases in the average electrochemical unit ("ECU") prices during this period, as compared to the same three-month period in 1997. Chlorine prices decreased approximately 40% because of weakening vinyl industry demand, while caustic soda prices rose, but not to the extent necessary to offset the chlorine decrease. Revenues at the downstream operations of All-Pure Chemical Company, Inc. ("All-Pure") decreased as the Company leased out its packaged household bleach operations to focus on the bulk bleach business.

  Cost of Sales

     Cost of sales increased approximately $26.5 million or 56% for the first three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The primary factor behind this increase was the sales volumes of the acquired PCI Canada operations. Also, power costs rose at the Company's chlor-alkali facility in Tacoma, Washington. Partially offsetting these increases was lower cost of sales at All-Pure due to lower sales volumes.

  Gross Profit

     Gross profit margin decreased to approximately 21% from 28%, primarily due to the lower ECU sales prices and the increased power costs at the Tacoma facility, partially offset by the profitability of the acquired PCI Canada business.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $3.8 million for the three-month period ended September 30, 1998 as compared to the same period in 1997, primarily as a result of the acquisition of the business of PCI Canada. Offsetting this increase were lower profit sharing bonus accruals and lower expenses at All-Pure resulting from cost-savings and consolidation efforts.

  Equity in Net Loss of Unconsolidated Subsidiaries

     Equity in net loss of unconsolidated subsidiaries has represented the Company's 50% ownership in Kemwater North America Company ("KNA") and the Company's 50% ownership in KWT, Inc. ("KWT"). The loss decreased to $67,000 for the three months ended September 30, 1998, as a result of certain cost-savings and consolidation efforts at these companies. As of September 30, 1998, the Company exchanged its 50% ownership in KWT for the remaining 50% ownership in KNA, resulting in 100% ownership of KNA.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Interest Expense, Net

     Interest expense, net increased $5.5 million to $12.2 million during the three months ended September 30, 1998 as compared to 1997. This increase was the result of the debt incurred for the acquisition of the business of PCI Canada.

  Other Income (Expense), Net

     Other income (expense), net in 1998 includes a foreign currency translation loss due to fluctuations in the currency exchange rates between the United States and Canada, plus certain intercompany expenses between the Company and KNA, prior to its ownership exchange.

  Net Income (Loss)

     Due to the factors described above, the Company incurred a net loss of $4.3 million for the three months ended September 30, 1998, as compared to net income of $1.9 million for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

     Revenues increased by $133.7 million or approximately 89% for the nine months ended September 30, 1998, as compared to the same period in 1997. The principal factors underlying the increase were the acquired operations of PCI Canada plus the acquired operations of a chlor-alkali facility in Tacoma, Washington, which was purchased in June 1997. Offsetting these increases were lower average ECU prices during this period, as compared to the same nine-month period in 1997. Also, production volumes were impacted negatively by two factors. First, revenue was hampered as a result of lack of railcar availability in the western United States due to continued Union Pacific rail transportation problems. Second, production at the Company's Henderson plant fell slightly in early 1998 due to a failed transformer, which is now fully operational. Revenues at the Company's downstream operations decreased as the Company leased out its packaged household bleach operations during the third quarter. Also, competitive conditions and adverse weather conditions during the early portion of the year resulted in revenue decreases in the downstream businesses.

  Cost of Sales

     Cost of sales increased approximately $96.6 million, or 86% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The primary factor for this increase was the sales volumes of the acquired operations. In addition, production costs, principally power, were higher during 1998. Partially offsetting these increases was lower cost of sales at All-Pure due to lower sales volumes.

  Gross Profit

     Gross profit margin increased to approximately 26% from 25% primarily due to the profitability of the acquired businesses, despite lower ECU sales prices and higher production costs.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $15.8 million for the period ending September 30, 1998, primarily as a result of the acquisition of the business of PCI Canada.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Unusual Charges

     Unusual charges totaling $0.4 million in 1998 relate to the consolidation and downsizing of certain administrative functions of All-Pure.

  Interest Expense, Net

     Interest expense, net increased $20.3 million to $36.5 million during the first nine months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of the 13 3/8% First Mortgage Notes at substantially lower interest rates.

  Other Income, Net

     Other income, net in 1998 includes a gain from the settlement of a lawsuit for approximately $0.9 million, an accrual for a business interruption insurance claim at the Henderson plant related to the failed transformer and a state franchise tax refund.

  Extraordinary Item from Early Extinguishment of Debt

     During 1997 the Company recognized an $18.7 million extraordinary item from early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

  Net Loss

     Net loss for the first nine months of 1998 was $0.9 million, compared to the $20.4 million loss for the same period in 1997.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27             -- Financial Data Schedule.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            PIONEER AMERICAS, INC.

                                            By:    /s/ PHILIP J. ABLOVE

                                              ----------------------------------
                                                       Philip J. Ablove
                                              Vice President and Chief Financial
                                                            Officer

November 3, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.