Form 10-K405
period 1998-12-31
PIONEER AMERICAS INC /TX
filed 1999-03-30
CIK 944649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1994

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 33-98828

                             ---------------------
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

                                  GUARANTY OF:
                9 1/4% SENIOR SECURED NOTES DUE OCTOBER 15, 2007
                                (Title of class)
                             ---------------------

     On March 19, 1999, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(A) AND (B) OF FORM 10-K, AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION (I)(2) OF FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.   Business....................................................     3
Item 2.   Properties..................................................     8
Item 3.   Legal Proceedings...........................................     9
Item 4.   Submission of Matters to a Vote of Security Holders.........     9

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6.   Selected Financial Data.....................................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     9
Item 7a.  Quantitative and Qualitative Market Risk Disclosures........     9
Item 8.   Financial Statements and Supplementary Data.................    10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    36

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    36
Item 11.  Executive Compensation......................................    36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    36
Item 13.  Certain Relationships and Related Transactions..............    36

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    36

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Americas, Inc., (ii) the term "Predecessor Company" refers to Pioneer and its subsidiaries as it existed on April 20, 1995, (iii) the term "Company" means Pioneer and its subsidiaries and (iv) the term "PCI" refers to Pioneer Companies, Inc., the parent company of Pioneer.

     Prior to September 1998, Pioneer was named Pioneer Americas Acquisition Corp. In September 1998, Pioneer merged with its subsidiary, Pioneer Americas, Inc. and changed its name to Pioneer Americas, Inc.

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

ITEM 1. BUSINESS.

     The Company manufactures and markets chlorine and caustic soda and several related downstream water treatment products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), All-Pure Chemical Co. ("All-Pure"), Kemwater North America Company ("KNA") and PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada").

     On April 20, 1995, pursuant to a stock purchase agreement, dated as of March 24, 1995, by and among PCI, Pioneer and the holders of the outstanding common stock and other common equity interests of the Predecessor Company (the "Sellers"), Pioneer acquired all of such stock and interests (the "Pioneer Acquisition").

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

     The Company now owns and operates five chlor-alkali production facilities with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda). Approximately 60% of the Company's sources of electricity, a major raw material in chlor-alkali production, is hydro-power based, currently the cheapest source in North America. In addition, over 22% of the Company's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that the Company is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity.

     In addition to its chlor-alkali capacity, the Company manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     Pioneer is a wholly-owned subsidiary of PCI. PCI is a publicly-traded company, which prior to the Pioneer Acquisition was actively seeking acquisitions and had no operations. As of December 31, 1998, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of PCI and William R. Berkley (who may be deemed to beneficially own all shares of PCI common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of PCI.

     PCAC. PCAC owns and operates three chlor-alkali production facilities, located in St. Gabriel, Louisiana, Henderson, Nevada and Tacoma, Washington. The facilities in St. Gabriel and Henderson were acquired by the Predecessor Company in 1988. The three facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, All-Pure and Kemwater in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid and bleach, and the Tacoma Facility produces hydrochloric acid and calcium chloride. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     PCI Canada. PCI Canada operates two chlor-alkali production facilities, at Becancour, Quebec and Dalhousie, New Brunswick, as well as additional downstream production units at Cornwall, Ontario. The Becancour facility also produces hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. The Cornwall facility produces hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R). PCI Carolina, Inc. an affiliate of PCI Chemicals Canada Inc. ("PCICC"), purchases chlor-alkali products manufactured by PCICC for sale to customers in the United States. PCICC and PCI Carolina, Inc. also provide hydrogen peroxide and bleaching enzymes to customers pursuant to a hydrogen peroxide resale agreement for eastern Canada and a bleaching enzyme resale agreement for North America.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities and selected commercial markets in the western United States. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain of All-Pure's plants and the consolidation of their operations into other locations. In 1998, an unusual charge of $0.4 million was recorded, relating to the consolidation and downsizing of certain administrative functions at All-Pure. In December 1998, All-Pure sold its pool chemicals business, resulting in a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing the Company's facility at City of Industry, California. Substantially all unusual charges were paid by December 31, 1998.

     KNA. KNA manufactures and supplies polyaluminum chlorides to certain potable and waste water markets in the western United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. KNA also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries. A substantial amount of the chlorine and caustic soda used as raw materials by KNA is purchased from PCAC. In early 1999, KNA sold its iron chlorides business, which is located in the western U.S. This disposal resulted in a pre-tax loss of less than $0.8 million.

     Prior to September 30, 1998, Pioneer indirectly owned 50% of KNA which owned 100% of KWT, Inc. ("KWT"). The remaining 50% of KNA was owned indirectly by PCI. Through that date Pioneer accounted for its interest in these companies using the equity method. Pioneer's investment in KNA was presented as "Investment in and advances to unconsolidated subsidiaries" and its equity in the company's results of operations was shown as "Equity in net loss of unconsolidated subsidiaries." On September 30, 1998, KNA exchanged its ownership in KWT for the 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations and financial position are included in the Company's consolidated financial statements.

     Pioneer is a holding company with no operating assets or operations. As of December 31, 1998, the Company had outstanding $567.4 million of long-term debt, $175.0 million of which was issued by PCICC in the form of 9 1/4% Senior Secured Notes Due October 15, 2007. There are no restrictions on the ability of PCICC or Pioneer's other subsidiaries to pay dividends to or make other distributions to Pioneer or PCICC. The Company's debt agreements, including those relating to PCICC's indebtedness, contain restrictions, which, among other things, could limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to redeem shares of stock. See Note 11 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data for summarized financial information of PCICC.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentage of revenues):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       1998(2)            1997(1)
                                                    --------------     --------------
Revenues..........................................  $361,280   100%    $241,716   100%
Cost of sales.....................................   278,478    77      178,793    74
                                                    --------   ---     --------   ---
Gross profit......................................    82,802    23       62,923    26
Selling, general and administrative expenses......    44,845    13       27,976    12
Unusual charges...................................     1,385    --        2,028     1
                                                    --------   ---     --------   ---
Operating income..................................    36,572    10       32,919    13
Equity in net loss of unconsolidated
  subsidiaries....................................    (2,208)   (1)      (6,657)   (2)
Interest expense, net.............................   (48,792)  (13)     (26,993)  (11)
Other income, net.................................       759    --        2,904     1
                                                    --------   ---     --------   ---
Income (loss) before income taxes and
  extraordinary item..............................   (13,669)   (4)       2,173     1
Income tax provision (benefit)....................    (3,357)   (1)       3,002     1
                                                    --------   ---     --------   ---
Loss before extraordinary item....................   (10,312)   (3)        (829)   --
Extraordinary item, net of income tax benefit.....        --    --      (18,658)   (8)
                                                    --------   ---     --------   ---
Net loss..........................................  $(10,312)   (3)%   $(19,487)   (8)%
                                                    ========   ===     ========   ===

---------------

(1) The Tacoma Facility was acquired on June 17, 1997 and the business of PCI Canada was acquired on October 31, 1997. The results of operations for the year ended December 31, 1997 include the results of operations from the respective acquisition dates through December 31, 1997.

(2) Prior to September 30, 1998, Pioneer indirectly owned 50% of KNA which owned 100% of KWT. The remaining 50% of KNA was owned indirectly by PCI. Through that date Pioneer accounted for its interest in these companies using the equity method. Pioneer's equity in the companies' results of operations was shown as "Equity in net loss of unconsolidated subsidiaries." On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are included in the Company's consolidated financial statements.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Revenues

     Revenues increased $119.6 million, or approximately 49% to $361.3 million for the twelve months ended December 31, 1998, as compared to the same period in 1997. The acquisitions of the operations of PCI Canada in November 1997 and the Tacoma Facility in June 1997 accounted for this increase. Partially offsetting this increase were lower average ECU prices during the period, as compared to 1997. The Company's average ECU sales price for the year ended December 31, 1998 was $336, a decrease of approximately 9% from the average 1997 sales price of $370. Also, production volumes were reduced by two factors. First, production and sales were hampered as a result of a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Second, production at the Company's Henderson plant fell in early 1998 because of three failed transformers, which are now fully operational. The acquisition of 100% of KNA in September 1998 and resulting consolidation of its results since that date increased reported revenues by $5.1 million. Revenues at the Company's other downstream operations decreased as the Company disposed of its packaged household bleach operations during the third quarter and its pool chemicals business in the fourth quarter of 1998. Also, competitive conditions and adverse weather conditions during the early portions of the year resulted in revenue decreases in the downstream businesses.

  Cost of Sales

     Cost of sales increased $99.7 million, or 56% in 1998, as compared to 1997. The primary reason for this increase was the additional sales volume from the acquired operations. In addition, unit production costs were higher during 1998. This was principally due to a 3% increase in per unit power price in 1998 compared to 1997. Partially offsetting these increases was lower cost of sales at the previously existing downstream businesses due to lower sales volumes.

  Gross Profit

     Gross profit margin decreased slightly to approximately 23% in 1998 from 26% in 1997, primarily as a result of depressed ECU net sales prices, offset in part by the operating efficiencies of the acquired operations of PCI Canada and of the Tacoma Facility.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses increased $16.9 million in 1998, primarily as a result of the acquired operations.

  Unusual Charges

     Unusual charges in 1998 included approximately $1.0 million related to the disposition of All-Pure's pool chemicals business at City of Industry, California. Also, a charge of approximately $0.4 million was taken for the consolidation and downsizing of certain administrative functions of All-Pure. Substantially all accrued unusual charges were expended by December 31, 1998.

  Equity in net loss of unconsolidated subsidiaries

     Equity in net loss of unconsolidated subsidiaries represented the Company's 50% ownership in KNA prior to September 30, 1998. Prior to September 30, 1998, Pioneer owned 50% of KNA which owned 100% of KWT. The remaining 50% of KNA was owned indirectly by PCI. On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are reflected in the consolidated results of the Company. The decrease in the Company's reported equity in net loss of unconsolidated subsidiaries is primarily due to the inclusion of only nine months of equity in KNA's consolidated results of operations in 1998, versus twelve months being included in 1997. In addition, during 1997 KWT recorded a reserve to reduce the carrying values of certain of its assets, based upon management's expectations of net realizable value.

  Interest Expense, Net

     Interest expense, net increased $21.8 million to $48.8 million in 1998 as a direct result of the debt incurred for the acquisitions of the Tacoma Facility and the business of PCI Canada. Partially offsetting this was lower interest expense from refinancing the $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates in June 1997.

  Other Income, Net

     Other income, net in 1998 included the receipt of cash dividends of $1.0 million from the Company's 15% partnership interest in Saguaro Power Company, a gain from the settlement of a lawsuit for approximately $0.7 million, a gain from a business interruption insurance claim at the Henderson plant related to the failed transformers and a state franchise tax refund. Offsetting this was a $1.8 million loss on disposal of All-Pure's pool chemical business.

  Extraordinary Item from Early Extinguishment of Debt

     During 1997, the Company recognized an $18.7 million extraordinary item (net of tax benefit of $12.4 million) from early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes.

  Net Loss

     Net loss for the twelve months ended December 31, 1998 was $10.3 million, compared to a net loss of $19.5 million for the same period in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides a framework for determining the accounting treatment of costs incurred to obtain or develop computer software. The Company is required to adopt the provisions of SOP 98-1 beginning in 1999, without adjustment to previously reported amounts.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires immediate expensing of certain organization costs and start-up costs. The Company is required to adopt the provisions of SOP 98-5 in 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999.

     Management does not believe the adoption of the above-mentioned accounting changes will have a material effect on the Company's financial statements.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production, distribution and storage facilities as of March 23, 1999. All property is leased unless otherwise indicated.

LOCATION                                               MANUFACTURED PRODUCTS, TYPE OF FACILITY
--------                                               ---------------------------------------
  PCAC Facilities
       St. Gabriel, Louisiana*.......................  Chlorine and caustic soda
                                                       Hydrogen
       Henderson, Nevada*............................  Chlorine and caustic soda
                                                       Hydrochloric acid
                                                       Bleach
                                                       Hydrogen
       Tacoma, Washington*...........................  Chlorine and caustic soda
                                                       Calcium chloride
                                                       Hydrochloric acid
                                                       Hydrogen
       Various.......................................  Caustic soda storage terminals

  PCI Canada Facilities   Becancour, Quebec*.........  Chlorine and caustic soda
                                                       Hydrochloric acid
                                                       Bleach
                                                       Hydrogen
       Dalhousie, New Brunswick*.....................  Chlorine and caustic soda
                                                       Sodium chlorate
                                                       Hydrogen
       Cornwall, Ontario.............................  Bleach
                                                       Hydrochloric acid
                                                       Cereclor(R) chlorinated paraffin
                                                       PSR 2000(R) pulping additive
                                                       IMPAQT(R) pulping additive
       Various.......................................  Caustic soda terminals

  All-Pure Facilities   Tracy, California............  Bleach
                                                       Chlorine repackaging
                                                       Hydrochloric acid repackaging
       Santa Fe Springs, California..................  Bleach
                                                       Chlorine repackaging
       Tacoma, Washington*...........................  Bleach
                                                       Chlorine repackaging
       Various.......................................  Distribution

  KNA Facilities   Antioch, California*..............  Aluminum sulfate
       Spokane, Washington...........................  Aluminum sulfate
                                                       Polyaluminum chlorides
       Various.......................................  Distribution

---------------

 *  Owned property

     Corporate headquarters for Pioneer and PCAC are located in leased office space in Houston, Texas under a lease terminating in 2002. PCI Canada's corporate headquarters are in leased office space in Montreal, Quebec under a lease terminating in 2003. PCI Canada also owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology. All-Pure has its corporate headquarters in leased office space in Walnut Creek, California under a lease terminating in 2002. KNA has its corporate headquarters in leased office space in Ventura, California under a lease terminating in 1999.

     The Tacoma Acquisition was financed with the proceeds of a nine and one-half year $100 million term facility provided to Pioneer (the "Pioneer Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by Pioneer (the "Pioneer Senior Notes"). The Pioneer Senior Notes and obligations outstanding under the Pioneer Term Facility are secured by first mortgages on PCAC's St. Gabriel, Henderson and Tacoma facilities. The PCI Canada Acquisition was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

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

     Pursuant to the terms of certain debt instruments, there are restrictions on the ability of Pioneer to transfer funds to PCI, resulting in limitations on PCI's ability to declare dividends on its Common Stock. See Note 10 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1 -- Business -- "Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                               PAGE
                                                               ----
(1) Consolidated financial statements, Pioneer Americas,
  Inc. and subsidiaries:
     Report of Deloitte & Touche LLP, independent
      auditors..............................................    11
     Report of Management...................................    12
     Consolidated balance sheets as of December 31, 1998 and
      1997..................................................    13
     Consolidated statements of operations for the years
      ended December 31, 1998, 1997 and 1996................    14
     Consolidated statements of stockholder's equity for the
      years ended December 31, 1998, 1997 and 1996..........    15
     Consolidated statements of cash flows of the Company
      for the years ended December 31, 1998, 1997 and
      1996..................................................    16
     Notes to consolidated financial statements.............    17
(2) Supplemental Schedules:
     Schedule II -- Valuation and Qualifying
      Accounts -- Pioneer Americas, Inc.....................    41

All schedules, except the ones listed above, have been omitted because they are either not applicable, not required, or the information called for therein appears
           in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pioneer Americas, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Americas, Inc. (formerly Pioneer Americas Acquisition Corp.) and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 3, 1999
(March 29, 1999 as to Note 22)

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

     An independent auditor performed an audit of the Company's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditor is appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent auditor to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.

                                            Philip J. Ablove
                                            Vice President and Chief Financial
                                            Officer
                                            Principal Financial Officer

                                            John R. Beaver
                                            Controller
                                            Principal Accounting Officer

February 3, 1999

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current assets:
  Cash......................................................  $ 50,593   $ 50,995
  Accounts receivable, less allowance for doubtful accounts:
     1998, $2,017; 1997, $2,002.............................    46,145     65,189
  Inventories...............................................    26,360     22,625
  Prepaid expenses..........................................     2,759      1,372
                                                              --------   --------
          Total current assets..............................   125,857    140,181
  Property, plant, and equipment, at cost:
     Land...................................................    10,727      9,092
     Buildings and improvements.............................    60,520     55,589
     Machinery and equipment................................   306,989    263,838
     Construction in progress...............................    28,348     31,836
                                                              --------   --------
                                                               406,584    360,355
     Less accumulated depreciation..........................   (72,525)   (34,130)
                                                              --------   --------
                                                               334,059    326,225
Investment in and advances to unconsolidated subsidiaries...        --     28,551
Due from affiliates.........................................    16,512      2,810
Other assets, net of accumulated amortization: 1998, $6,152;
  1997, $2,990..............................................    48,327     48,560
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1998, $22,950; 1997,
  $13,319...................................................   201,609    201,032
                                                              --------   --------
          Total assets......................................  $726,364   $747,359
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................  $ 30,825   $ 45,711
  Accrued liabilities.......................................    31,384     33,745
  Current portion of long-term debt.........................     2,684      2,570
                                                              --------   --------
          Total current liabilities.........................    64,893     82,026
Long-term debt, less current maturities.....................   564,689    567,160
Accrued pension and other employee benefits.................    25,836     21,068
Other long-term liabilities.................................    22,063     17,224
Commitments and contingencies...............................
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................         1          1
  Additional paid-in capital................................    65,483     66,169
  Retained deficit..........................................   (16,601)    (6,289)
                                                              --------   --------
          Total stockholder's equity........................    48,883     59,881
                                                              --------   --------
          Total liabilities and stockholder's equity........  $726,364   $747,359
                                                              ========   ========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues....................................................  $361,280   $241,716   $183,326
Cost of sales...............................................   278,478    178,793    126,739
                                                              --------   --------   --------
Gross profit................................................    82,802     62,923     56,587
Selling, general and administrative expenses................    44,845     27,976     23,528
Unusual charges.............................................     1,385      2,028         --
                                                              --------   --------   --------
Operating income............................................    36,572     32,919     33,059
Equity in net loss of unconsolidated subsidiaries...........    (2,208)    (6,657)    (2,607)
Interest expense, net.......................................   (48,792)   (26,993)   (17,290)
Other income, net...........................................       759      2,904      1,684
                                                              --------   --------   --------
Income (loss) before taxes and extraordinary item...........   (13,669)     2,173     14,846
Income tax provision (benefit)..............................    (3,357)     3,002      6,735
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................   (10,312)      (829)     8,111
Extraordinary item, early extinguishment of debt (net of
  income tax benefit of $12,439 in 1997)....................        --    (18,658)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $(10,312)  $(19,487)  $  8,111
                                                              ========   ========   ========
Earnings (loss) per common share:
  Income (loss) before extraordinary item...................  $(10,312)  $   (829)  $  8,111
  Extraordinary item, net of income tax benefit.............        --    (18,658)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $(10,312)  $(19,487)  $  8,111
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                       PIONEER AMERICAS ACQUISITION CORP.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                            NUMBER OF
                                             COMMON               ADDITIONAL   RETAINED
                                             SHARES      COMMON    PAID-IN     EARNINGS
                                           OUTSTANDING   STOCK     CAPITAL     (DEFICIT)    TOTAL
                                           -----------   ------   ----------   ---------   --------
Balance at January 1, 1996..............        1          $1      $49,652     $  5,774    $ 55,427
  Recognition of the NOL benefit........       --          --       11,472           --      11,472
  Dividend paid to parent...............       --          --           --         (687)       (687)
  Net income............................       --          --           --        8,111       8,111
                                               --          --      -------     --------    --------
Balance at December 31, 1996............        1          $1      $61,124     $ 13,198    $ 74,323
  Capital contribution by parent........       --          --        5,500           --       5,500
  Dividend paid to parent...............       --          --         (455)          --        (455)
  Net loss..............................       --          --           --      (19,487)    (19,487)
                                               --          --      -------     --------    --------
Balance at December 31, 1997............        1          $1      $66,169     $ (6,289)   $ 59,881
  Dividend paid to parent...............       --          --         (686)          --        (686)
  Net loss..............................       --          --           --      (10,312)    (10,312)
                                               --          --      -------     --------    --------
Balance at December 31, 1998............        1          $1      $65,483     $(16,601)   $ 48,883
                                               ==          ==      =======     ========    ========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   --------
Operating activities:
  Net income (loss).........................................  $(10,312)  $ (19,487)  $  8,111
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item, net of tax.........................        --      18,658         --
     Depreciation and amortization..........................    47,675      24,975     15,695
     Net change in deferred taxes...........................    (3,357)      9,746      4,339
     Foreign exchange loss..................................        78         783         --
     Unusual charges........................................     1,385       2,028         --
     Loss on disposal of business...........................     1,845          --         --
     Equity in net loss of unconsolidated subsidiaries......     2,208       6,657      2,607
     Net effect of changes in operating assets and
       liabilities (net of acquisitions)....................      (439)     (9,638)     1,701
                                                              --------   ---------   --------
          Net cash flows from operating activities..........    39,083      33,722     32,453
                                                              --------   ---------   --------
Investing activities:
  Acquisitions of businesses................................        --    (332,571)    (5,459)
  Investment in and advances to unconsolidated
     subsidiaries...........................................    (4,290)     (6,622)    (6,645)
  Capital expenditures......................................   (33,596)    (20,385)   (17,121)
  Proceeds from disposal of assets..........................       335          --         --
                                                              --------   ---------   --------
          Net cash flows from investing activities..........   (37,551)   (359,578)   (29,225)
                                                              --------   ---------   --------
Financing activities:
  Proceeds from long-term debt..............................        --     558,000         --
  Repayments on long-term debt..............................    (2,591)   (163,042)       (70)
  Debt issuance and related costs...........................        --     (32,069)        --
  Dividends paid to parent..................................      (686)       (455)      (687)
                                                              --------   ---------   --------
          Net cash flows from financing activities..........    (3,277)    362,434       (757)
                                                              --------   ---------   --------
Effect of exchange rate changes on cash.....................      (714)         --         --
Net increase (decrease) in cash.............................    (2,459)     36,578      2,471
Cash at beginning of period.................................    50,995      14,417     11,218
Cash acquired in acquisitions...............................     2,057          --        728
                                                              --------   ---------   --------
Cash at end of period.......................................  $ 50,593   $  50,995   $ 14,417
                                                              ========   =========   ========

                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of Pioneer Americas, Inc. ("Pioneer") (formerly Pioneer Americas Acquisition Corp.) and its subsidiaries (the "Company"), including Pioneer Chlor Alkali Co., Inc. ("PCAC"), PCI Chemicals Canada Inc. and PCI Carolinas, Inc. (together "PCI Canada"), Kemwater North America Company ("KNA") and All-Pure Chemical Co. ("All-Pure"). Pioneer is owned 100% by Pioneer Companies, Inc. ("PCI").

     All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Following the guidance of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. The Company operates in two geographic areas.

  Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Inventories

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory and appropriate receivables or payables are also recorded.

  Property, Plant, and Equipment

     Property, plant and equipment are recorded at cost. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years with a predominant life of 10 years, which include buildings and improvements with an average life of 15 years and machinery and equipment with an average life of 9 years.

  Other Assets

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets for the year ended December 31, 1998, 1997 and 1996 was approximately $3.2 million, $1.7 million, and $1.3 million, respectively.

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $224.6 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of goodwill will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $8.9 million, $5.8 million and $4.7 million for the year ended December 31, 1998, 1997 and 1996, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.4 million in 1998 and zero in 1997 and 1996.

  Foreign Currency Translation

     Following SFAS No. 52, "Foreign Currency Translation," the functional accounting currency for PCI Canada is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in the consolidated statement of operations.

  Reclassifications

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

2. ACQUISITIONS

     In June 1997, the Company acquired a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). Consideration given for the Tacoma Acquisition was $97.0 million, 55,000 shares of PCI's convertible redeemable preferred stock, par value $.01 per share and the assumption of certain obligations related to the acquired business. In November 1997, the Company acquired substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value, and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Acquisition and the PCI Canada Acquisition resulted in approximately $25.7 million and $79.1 million, respectively, of goodwill which is being amortized on a straight-line basis over 25 years.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pioneer acquired T.C. Products, Inc. in July 1996 for $10.0 million. T.C. Products, Inc. manufactures bleach and related products. The acquisition was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the acquired company was included in the consolidated financial statements from the date acquired. The acquisition resulted in $6.9 million of goodwill which is being amortized on a straight line basis over 25 years.

     The following presents the unaudited pro forma effect of the above acquisitions and related financing transactions on the historical results of operations for the years ended December 31, 1997 and 1996, respectively, as if the transactions had occurred on January 1, 1996.

                                                                1997       1996
                                                              --------   --------
     Revenues...............................................  $413,826   $431,485
     Operating income.......................................    73,808     93,446
     Net income (loss)......................................    (6,915)    28,052
     Earnings (loss) per share..............................    (6,915)    28,052

     In addition to the above acquisitions, in February 1996, Pioneer acquired an interest in KNA and KWT, Inc. ("KWT") (together "Kemwater") for $0.3 million of cash and a contribution of certain assets and liabilities. Kemwater was formed to conduct the operations of Imperial West Chemical Co. (an existing subsidiary of the Company) and KWT, a newly acquired subsidiary of KNA. KNA and KWT manufacture and market coagulant and flocculent water treatment products. Following this acquisition Pioneer owned 50% of KNA which owned 100% of KWT. The remaining 50% of KNA was owned indirectly by PCI. Since it did not own a controlling interest in Kemwater, Pioneer accounted for its interests in these companies using the equity method. Pioneer's investment in Kemwater was presented as "Investment in and advances to unconsolidated subsidiaries" and its equity in the companies' results of operations was shown as "Equity in net loss of unconsolidated subsidiaries."

     In September 1998, KNA exchanged its ownership in KWT for the remaining 50% ownership in KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations and financial position are included in the Company's consolidated financial statements.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                          1998       1997      1996
                                                        --------   --------   -------
Accounts receivable...................................  $ 21,950   $(21,095)  $ 5,228
Due from affiliates...................................    (6,462)    (1,279)   (1,973)
Inventories...........................................    (2,712)    (2,206)    3,151
Prepaid expenses......................................       102     (2,125)       76
Other assets..........................................    (4,393)     6,598    (1,254)
Accounts payable......................................   (14,247)     5,449    (4,168)
Accrued liabilities...................................     1,532      8,052    (4,656)
Other long-term liabilities...........................       302     (3,684)    4,770
Accrued pension and other employee benefits...........     3,489        652       527
                                                        --------   --------   -------
Net change in operating assets and liabilities........  $   (439)  $ (9,638)  $ 1,701
                                                        ========   ========   =======

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following is supplemental cash flow information:

                                                          1998       1997      1996
                                                         -------   --------   -------
Cash paid during the period for:
  Interest.............................................  $49,358   $ 28,272   $18,297
                                                         =======   ========   =======
  Income taxes.........................................  $   159   $    543   $ 3,556
                                                         =======   ========   =======
Investing activities of acquisitions during the period:
  Cash paid for acquisition............................  $    --   $332,571   $ 5,459
  Long-term debt issued................................       --         --     4,500
  Liabilities assumed..................................       --     21,519     3,994
  Contribution by parent...............................       --      5,500        --
                                                         -------   --------   -------
  Fair value of assets acquired........................  $    --   $359,590   $13,953
                                                         =======   ========   =======

     Included in the above table are the acquisitions of PCI Canada and the Tacoma Facility in 1997 and T.C. Products, Inc. in 1996.

     Non-cash investing and financing activities:

          In September 1998, KNA exchanged its ownership in KWT for the remaining 50% ownership in KNA held by PCI. The Company had previously indirectly owned a 50% interest in KNA.

          In December 1997, the Company purchased a hydrochloric acid manufacturing facility that it had been previously leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

          Consideration given during the Tacoma Acquisition in June 1997 included 55,000 shares of PCI redeemable preferred stock. PCI then contributed this interest in the Tacoma Facility to the Company.

          Shareholders' equity increased by $11.5 million in 1996 due to recognizing the benefit of the net operating loss carryforward.

4. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Raw materials, supplies and parts...........................  $17,014   $18,314
Finished goods and work-in-process..........................    9,045     7,188
Inventories under exchange agreements.......................      301    (2,877)
                                                              -------   -------
                                                              $26,360   $22,625
                                                              =======   =======

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

  KNA and KWT

     Prior to September 1998, Pioneer indirectly owned a 50% interest in KNA which owned 100% of KWT. Pioneer's investment in and advances to KNA aggregated $28.6 million at December 31, 1997. During 1997, KWT established a $3.3 million reserve related to the reduction in carrying value of certain assets to their net realizable values.

     In September 1998, KNA exchanged its ownership in KWT for the remaining 50% ownership in KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations and financial position are included in the Company's consolidated financial statements. Below is a

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

summary of selected items from the consolidated Kemwater balance sheet at December 31, 1997 and from the consolidated statements of operations for the nine months ended September 30, 1998 and the year ended December 31, 1997.

                                                                   1998       1997
                                                                  -------   --------
    Current assets..............................................  $    --   $  8,342
    Non-current assets..........................................       --     28,681
    Current liabilities.........................................       --      4,945
    Non-current liabilities.....................................       --     39,032
    Revenues....................................................   26,403     38,959
    Gross loss..................................................     (350)       (78)
    Net loss....................................................   (4,416)   (13,314)

  Basic Investments, Inc. and Victory Valley Land Company, L.P.

     The Company, through its subsidiary PCAC, owns approximately 32% of the common stock of Basic Investments, Inc. ("BII"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the same industrial complex.

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

     The Company's interests in BII and in VVLC (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of Pioneer for a period of 20 years from April 1995. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into a deposit account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. The Company's investment in Basic Ownership, following the equity method, is $17.7 million and $17.1 million at December 31, 1998 and 1997, respectively and the balance in the related deposit account is $5.7 million and $5.8 million at December 31, 1998 and 1997, respectively. Within the Company's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as the Company and the sellers owe determinable amounts, the Company has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Debt financing assets, net of accumulated amortization of
  $2,984 in 1998 and $652 in 1997...........................  $18,683   $19,256
Deferred tax asset..........................................   18,525    18,316
Patents, trademarks and other intangibles, net of
  accumulated amortization of $3,168 in 1998 and $2,338 in
  1997......................................................    4,634     5,819
Indemnification of environmental reserve....................    3,160     3,160
Other.......................................................    3,325     2,009
                                                              -------   -------
  Other assets, net.........................................  $48,327   $48,560
                                                              =======   =======

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Payroll, benefits, and pension..............................  $ 7,729   $ 7,262
Interest and bank fees......................................    5,363     4,668
Returnable deposits.........................................    2,531     3,073
Power.......................................................    1,928     1,699
Freight.....................................................    1,345     1,484
Income taxes................................................       --     3,822
Other accrued liabilities...................................   12,488    11,737
                                                              -------   -------
  Accrued liabilities.......................................  $31,384   $33,745
                                                              =======   =======

8. EMPLOYEE BENEFITS

  Pension Plans

     The Company sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PCAC and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for the Company under its defined benefit plans are determined by actuaries using various methods and assumptions. The Company has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 1998 and 1997 consist primarily of fixed income investments and equity investments.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements and underlying actuarial assumptions is stated below.

                                                                    1998      1997
                                                                  --------   -------
    Change in Benefit Obligation:
      Projected benefit obligation, beginning of year...........  $ 44,299   $13,098
      Service cost..............................................     2,278       994
      Interest cost.............................................     3,232     1,596
      Actuarial gains...........................................     5,557     1,076
      Benefits paid.............................................    (1,079)     (821)
      Acquisitions..............................................        --    28,356
      Plan amendments...........................................       724        --
                                                                  --------   -------
      Projected benefit obligation, end of year.................  $ 55,011   $44,299
                                                                  ========   =======
    Change in Plan Assets:
      Market value of assets, beginning of year.................  $ 38,617   $10,281
      Actual return on plan assets..............................     3,268     2,334
      Employer contributions....................................     1,863       275
      Benefits paid.............................................    (1,105)     (691)
      Acquisitions..............................................        --    26,418
                                                                  --------   -------
      Market value of assets, end of year.......................  $ 42,643   $38,617
                                                                  ========   =======
      Funded status.............................................  $(12,368)  $(5,682)
      Unrecognized net loss.....................................     4,148       138
      Unrecognized prior service cost...........................       778       103
                                                                  --------   -------
      Accrued pension cost......................................  $ (7,442)  $(5,441)
                                                                  ========   =======

                                                                   1998     1997     1996
                                                                  ------   -------   ----
    Components of net periodic benefit cost:
      Service cost..............................................  $2,278   $   994   $597
      Interest cost.............................................   3,232     1,596    892
      Expected return on plan assets............................  (3,020)   (2,334)  (699)
      Amortization of prior service cost........................      49        49     49
      Amortization of net loss..................................      --       895    (20)
                                                                  ------   -------   ----
      Net period benefit cost...................................  $2,539   $ 1,200   $819
                                                                  ======   =======   ====
    Weighted-average assumptions as of December 31:
      Discount rate.............................................     6.8%      7.3%   7.5%
      Expected return on plan assets............................     8.0%      8.0%   8.0%
      Rate of compensation increase.............................     4.0%      4.0%   4.0%

  Defined Contribution Plans

     The Company offers defined-contributions plans for its employees with the employees generally contributing from 1% to 15% of their compensation. The Company also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense by the Company to such plans was $0.6 million, $0.4 million and $0.4 million in 1998, 1997 and 1996, respectively.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Post-Retirement Benefits Other Than Pensions

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for qualifying retired employees who reached normal retirement age while working for the Company.

     Information concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements and underlying actuarial assumptions is stated below.

                                                                    1998       1997
                                                                  --------   --------
    Change in Benefit Obligation:
      Accumulated post-retirement benefit obligation, beginning
         of year................................................  $ 20,532   $ 10,206
      Service cost..............................................       535        664
      Interest cost.............................................       776      1,095
      Actuarial gains...........................................     6,828      3,092
      Benefits paid.............................................      (275)      (302)
      Acquisitions..............................................        --      5,777
                                                                  --------   --------
      Accumulated post-retirement benefit obligation, end of
         year...................................................  $ 28,396   $ 20,532
                                                                  ========   ========
      Funded status.............................................  $(28,396)  $(20,532)
      Unrecognized net loss.....................................     8,718      4,495
                                                                  --------   --------
      Accrued benefit cost......................................  $(19,678)  $(16,037)
                                                                  ========   ========

                                                                   1998     1997     1996
                                                                  ------   ------   ------
    Components of net periodic benefit cost:
      Service cost..............................................  $  535   $  664   $  369
      Interest cost.............................................     776    1,095      693
      Amortization of net loss..................................     283      114       --
                                                                  ------   ------   ------
      Net period benefit cost...................................  $1,594   $1,873   $1,062
                                                                  ======   ======   ======
    Weighted-average assumptions as of December 31:
      Discount rate.............................................     6.8%     7.3%     7.5%

     The weighted-average annual assumed health care trend rate is assumed to be 9.5% for 1999. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...     $   603          $  (505)
Effect on post-retirement benefit obligation..............       3,964           (3,298)

     See Note 22 for discussion of the subsequent event impacting the retiree health care and life insurance benefits.

9. BANK CREDIT FACILITY

     In November 1997, the Company entered into an amended credit agreement which provides for a five-year Bank Credit Facility. The Company may borrow up to $65.0 million, subject to certain borrowing base limitations. At December 31, 1998, no loans were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at the Company's option, (i) the reference rate of the lead lender or

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(ii) the LIBOR Base Rate. The Bank Credit Facility requires the Company to pay a fee currently equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of the inventory, accounts receivable and certain other assets of the Company. Up to $20 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1997 was approximately $39.4 million. After consideration of applicable outstanding letters of credit of approximately $1.8 million, the unused availability of the Borrowing Base was approximately $37.6 million at December 31, 1997.

     Borrowing under the Bank Credit Facility is subject to a requirement that Pioneer meet an interest coverage ratio covenant (as defined) of at least 1.1 to
1.0 for the prior twelve months. In addition, the Bank Credit Facility contains restrictive covenants with respect to, among other things, limitations on the ability to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

     See Note 22 for discussion of the subsequent event regarding the amendment of the Bank Credit Facility.

10. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1998       1997
                                                              --------   --------
9 1/4% Senior Secured Notes, due June 15, 2007..............  $200,000   $200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........   175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    98,500     99,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    81,750     82,750
Other notes, maturing in years through 2014, with various
  installments, at various interest rates...................    12,123     12,480
                                                              --------   --------
Total.......................................................   567,373    569,730
Current maturities of long-term debt........................    (2,684)    (2,570)
                                                              --------   --------
          Long-term debt....................................  $564,689   $567,160
                                                              ========   ========

     Long-term debt matures as follows: $2.7 million in 1999; $2.6 million in 2000: $7.2 million in 2001; $2.7 million in 2002; $2.8 million in 2003; and
$549.4 million thereafter.

     As part of the acquisition of the Tacoma Facility in June 1997, the Company issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered in a nine and one-half year $100.0 million Term Facility and entered into a $35.0 million Revolving Facility (which was subsequently amended in connection with the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its existing 13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, a subsidiary of Pioneer, PCI Chemicals Canada Inc. ("PCICC") issued and sold $175.0 million of
9 1/4% Senior Secured Notes due October 15, 2007 (see note 11). The Company also entered into a nine and one-quarter year $83.0 million Term Facility and entered into the Bank Credit Facility.

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007 are senior obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by Pioneer and all of Pioneer's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities.

     The senior notes are redeemable at a premium at the Company's option starting in 2002. Before 2001, the Company may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of PCI (to the extent such funds are contributed to the Company). Upon change of control, as defined in the agreement, the Company is required to offer to purchase all of the senior notes for 101% of the principal due.

     The Company may prepay the June 1997 term facility and the November 1997 term facility. Any prepayment is subject to a premium of 1% to 3% during the first three years of the facility.

     The Company's long-term debt agreements contain various restrictions on the Company, which, among other things, limit the ability of the Company to incur additional indebtedness and to acquire or dispose of assets or operations.

     The Company is restricted in paying dividends to PCI and making certain other defined cash investments, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of Pioneer since June 1997. As of December 31, 1998, no additional distributions were allowable under the covenant. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of December 31, 1998, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Bank Credit Facility, is not allowed.

11. PCI CHEMICALS CANADA INC.

     Pioneer is a holding company with no operating assets or operations. PCICC is the issuer of the $175.0 million 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCICC and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCICC and the guarantors of these notes are as follows:

                                        NOTE      CONSOLIDATED                 NOTE      CONSOLIDATED
                           PCICC     GUARANTORS     COMPANY       PCICC     GUARANTORS     COMPANY
                          --------   ----------   ------------   --------   ----------   ------------
                                         AS OF                                  AS OF
                                   DECEMBER 31, 1998                      DECEMBER 31, 1997
                          ------------------------------------   ------------------------------------
Current assets..........  $ 29,962    $ 95,895      $125,857     $ 27,952    $112,229      $140,181
Non-current assets......   191,004     409,503       600,507      198,268     408,910       607,178
Current liabilities.....    22,103      42,790        64,893       24,465      57,561        82,026
Non-current
  liabilities...........   185,031     427,557       612,588      193,121     412,331       605,452

                               FOR THE YEAR ENDED              FOR THE YEAR ENDED
                               DECEMBER 31, 1998                DECEMBER 31, 1997
                         ------------------------------   -----------------------------
Revenues...............  $129,740   $231,540   $361,280   $24,661   $217,055   $241,716
Gross profit...........    37,693     45,109     82,802     8,003     54,920     62,923
Net income (loss)......     5,198    (15,510)   (10,312)    2,720    (22,207)   (19,487)

     Separate financial statements of PCICC and the guarantors of the PCICC notes are not included as management has determined that separate financial statements of these entities are not material to investors.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. FINANCIAL INSTRUMENTS

  Concentration of Credit Risk

     The Company manufactures and sells its products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have been immaterial.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any risk of loss is minimal.

  Investments

     It is the policy of the Company to invest its excess cash in securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment of at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Company's Bank Credit Facility.

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1998 and 1997.

     At December 31, 1998, the fair market value of all the Company's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007, and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value based upon quoted market prices of $162.0 million and $140.0 million, respectively.

13. GEOGRAPHIC INFORMATION

     Financial information relating to the Company by geographical area is as follows. Revenues are attributed to countries based on destination.

                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUES
  United States.............................................  $268,186   $219,558   $178,554
  Canada....................................................    87,614     16,398         --
  Other.....................................................     5,480      5,760      4,772
                                                              --------   --------   --------
  Consolidated..............................................  $361,280   $241,716   $183,326
                                                              ========   ========   ========
LONG-LIVED ASSETS
  United States.............................................  $406,328   $401,853
  Canada....................................................   175,655    187,009

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1997 and 1996, sales to an individual customer in the amounts of $27.7 million and $23.5 million, respectively, exceeded 10% of the consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1998.

14. UNUSUAL CHARGES AND EXTRAORDINARY LOSSES

     During 1998, All-Pure disposed if its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. The Company recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing the Company's facility at City of Industry, California.

     Unusual charges in 1998 also include approximately $0.4 million related to the consolidation and downsizing of certain administrative functions of All-Pure.

     Unusual charges in 1997 include a $1.0 million charge related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations, plus a $1.0 million charge related to a receivable from KWT.

     Substantially all accrued charges were expended by December 31, 1998.

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

15. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                           1998      1997      1996
                                                          -------   -------   -------
Interest expense........................................  $50,136   $28,195   $17,999
Interest income.........................................   (1,344)   (1,202)     (709)
                                                          -------   -------   -------
Interest expense, net...................................  $48,792   $26,993   $17,290
                                                          =======   =======   =======

     No interest was capitalized in 1998, 1997 or 1996.

16. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 1998, the Company had letters of credit and performance bonds outstanding of approximately $1.8 million and $2.2 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 1999. No amounts were drawn on the letters of credit at December 31, 1998.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Purchase Commitments

     The Company has various purchase commitments related to its operations. The Company has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. The Company also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 1998 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
1999........................................................      804        1,291,000
2000........................................................      693          851,000
2001........................................................      467          397,000
2002........................................................      225          122,000
2003........................................................      225          122,000
Thereafter..................................................       --        1,287,000
                                                                -----        ---------
          Total commitment quantities.......................    2,414        4,070,000
                                                                =====        =========

     During the years ended December 31, 1998, 1997 and 1996 all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1998 are as follows:

1999...................................................................       $13,023
2000...................................................................        10,586
2001...................................................................         6,507
2002...................................................................         3,898
2003...................................................................         1,868
Thereafter.............................................................         3,143
                                                                              -------
          Total minimum obligations....................................       $39,025
                                                                              =======

     Lease expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $18.6 million, $14.0 million and $7.8 million, respectively.

  Litigation

     The Company is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

17. INCOME TAXES

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

     Significant components of income (loss) before income taxes and extraordinary item and income taxes are as follows:

                                                                1998      1997      1996
                                                              --------   -------   -------
Income (loss) before taxes and extraordinary item:
  U.S. .....................................................  $(23,242)  $(1,302)  $14,846
  Foreign...................................................     9,573     3,475        --
                                                              --------   -------   -------
          Total.............................................  $(13,669)  $ 2,173   $14,846
                                                              ========   =======   =======
Current income tax provision:
  U.S. .....................................................  $     --   $    --   $   614
  Foreign...................................................        --       617        --
  State.....................................................        --     1,066     1,528
                                                              --------   -------   -------
          Total current.....................................        --     1,683     2,142
                                                              ========   =======   =======
Deferred income tax provision (benefit):
  U.S. .....................................................  $ (7,314)  $ 1,437   $ 5,032
  Foreign...................................................     4,374       684        --
  State.....................................................      (417)     (802)     (439)
                                                              --------   -------   -------
          Total deferred....................................        --     1,319     4,593
                                                              --------   -------   -------
          Total income tax provision (benefit)..............  $ (3,357)  $ 3,002   $ 6,735
                                                              ========   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                 1998       1997
                                                               --------   --------
Deferred tax liabilities:
  Tax versus book basis -- property, plant and equipment....   $(29,590)  $(16,901)
  Other -- net..............................................       (236)      (543)
                                                               --------   --------
          Total deferred tax liabilities....................    (29,826)   (17,444)
                                                               --------   --------
Deferred tax assets:
  Post employment benefits..................................      7,200      8,421
  Environmental reserve.....................................      3,126      2,421
  Equity in partnership.....................................      4,082      4,082
  Alternative minimum tax credit carryover..................      1,806        671
  Allowance for doubtful accounts...........................      1,035        780
  Other accrued liabilities.................................        432         --
  Net operating loss ("NOL") carryforward of PCI............     26,419     18,700
                                                               --------   --------
          Total deferred tax assets.........................     44,100     35,075
Valuation allowance for deferred tax assets.................         --         --
                                                               --------   --------
Net deferred tax assets.....................................     44,100     35,075
                                                               --------   --------
Net deferred taxes..........................................   $ 14,274   $ 17,631
                                                               ========   ========

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliations of income tax computed at the U.S. federal statutory tax rates to income tax expense for the periods presented are as follows:

                                        1998                  1997               1996
                                  -----------------     ----------------   ----------------
                                  AMOUNT    PERCENT     AMOUNT   PERCENT   AMOUNT   PERCENT
                                  -------   -------     ------   -------   ------   -------
Tax at U.S. statutory rates.....  $(4,784)    (35)%     $  761      35%    $5,196     35%
State and foreign income taxes,
  net of federal tax benefits...   (1,004)     (7)%        289      13        708      5
Amortization of excess cost over
  the fair value of net assets
  acquired......................    2,431      18%       2,033      93      1,591     10
Other, net......................       --      --          (81)     (3)      (760)    (5)
                                  -------    ----       ------     ---     ------     --
                                  $(3,357)    (24)%     $3,002     138%    $6,735     45%
                                  =======    ====       ======     ===     ======     ==

     At December 31, 1998, PCI had available to it on a consolidated tax return basis approximately $88.9 million of NOL for income tax purposes which expires in 2009 through 2018 and $6.8 million of foreign NOL which expires in 2013. The NOL is available for offset against future taxable income generated during the carryforward period. A tax sharing agreement provides that the Company will be liable to PCI for its separate tax liability only to the extent the consolidated group has a tax liability. However as long as PCI's NOL is available to the consolidated group to reduce taxable income, the Company's tax liability to PCI will be substantially reduced. As a result of the tax sharing agreement, the NOL is reflected by the Company for financial reporting purposes.

18. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.4 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant. The Company believes that it is in substantial compliance with existing governmental regulations.

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

     In connection with the October 1988 acquisition of the chlor-alkali business by a predecessor company to Pioneer (the "Predecessor Company"), ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the acquisition of the Predecessor Company by Pioneer (the "Pioneer Acquisition"), the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. Proper notice has been provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet, if any, would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by the Company for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by the Company, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $3.4 million, $2.1 million and $1.7 million for the year ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $2.5 million, $3.9 million and $4.3 million for the year ended December 31, 1998, 1997 and 1996, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual in the amount of $5.2 million is recorded in the Company's consolidated balance sheets at December 31, 1998. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1998 and 1997. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

19. RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:

                                                              1998     1997     1996
                                                             ------   ------   ------
Sales to Saguaro...........................................  $  778   $  856   $1,005
Purchases from Saguaro.....................................   1,284    1,352    1,840
Partnership cash distribution from Saguaro (included in
  other income)............................................     975    1,033      735

     Accounts receivable from and accounts payable to Saguaro are not significant to the Company's consolidated balance sheet.

     The Company is a party to an agreement with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BII owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 1998, 1997 and 1996, for its services BII charged operating expenses to the Company of approximately $1.3 million, $1.1 million and $1.0 million, respectively.

     Interlaken Capital, Inc., an entity controlled by Mr. William R. Berkley, Chairman of the Board of PCI and Pioneer, received a fee of approximately $0.3 million plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the KWT transaction in 1996. The firm was paid a fee of approximately $1.3 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility in 1997. The firm was paid a fee of approximately $2.4 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the PCI Canada Acquisition in 1997.

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company sells certain products to KNA and KWT. Prior to KNA's exchanging its ownership interest in KWT for the 50% ownership in KNA held by PCI (see Note 2), sales to KNA and KWT totaled $5.1 million for the nine months ended September 30, 1998 and $8.7 million and $8.8 million during the years ended December 31, 1997 and 1996, respectively. KNA also provided transportation services to the Company that totaled $0.4 million for the nine months ended September 30, 1998 and $1.8 million for each of the years ended December 31, 1997 and 1996.

20. RECENT ACCOUNTING PRONOUNCEMENTS

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

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST     SECOND     THIRD     FOURTH
                                                       QUARTER   QUARTER    QUARTER   QUARTER
                                                       -------   --------   -------   --------
FOR YEAR ENDED DECEMBER 31, 1998(1)
  Revenues...........................................  $94,619   $ 96,028   $93,083   $ 77,550
  Operating income (loss)............................   17,491     12,830     8,464     (2,213)
  Income (loss) before taxes and extraordinary
     item............................................    6,996       (295)   (5,409)   (14,961)
  Net income (loss)..................................    3,620       (143)   (4,337)    (9,452)
                                                       -------   --------   -------   --------
Earnings (loss) per common share.....................  $ 3,620   $   (143)  $(4,337)  $ (9,452)
                                                       =======   ========   =======   ========
FOR YEAR ENDED DECEMBER 31, 1997
  Revenues...........................................  $38,743   $ 46,088   $65,242   $ 91,643
  Operating income...................................    3,570      3,321    11,048     14,980
  Income (loss) before taxes and extraordinary
     item............................................   (1,712)    (2,172)    3,965      2,092
  Extraordinary item, net of income tax benefit(2)...       --    (18,658)       --         --
  Net income (loss)..................................   (1,890)   (20,341)    1,875        869
  Earnings (loss) per common share:
     Income (loss) before extraordinary item.........  $(1,890)  $ (1,683)  $ 1,875   $    869
     Extraordinary item, net of income tax benefit...       --    (18,658)       --         --
                                                       -------   --------   -------   --------
          Net income (loss)..........................  $(1,890)  $(20,341)  $ 1,875   $    869
                                                       =======   ========   =======   ========

---------------

(1) Prior to September 30, 1998, Pioneer indirectly owned 50% of KNA which owned 100% of KWT. The remaining 50% of KNA was owned indirectly by PCI. Through that date Pioneer accounted for its

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    interest in KNA using the equity method. Pioneer's equity in the companies' results of operations was shown as "Equity in net loss of unconsolidated subsidiaries." On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are included in the Company's consolidated financial statements.

(2) During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

22. SUBSEQUENT EVENTS

     In January 1999, the Company modified its retiree health care benefit plan to curtail benefits offered thereunder. Benefits to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The curtailment resulted in a 1999 expense reduction of approximately $12.5 million as a result of the reduction of the related long-term liability. The transaction will be recognized in the first quarter of 1999.

     In March 1999, the Company modified its existing $65.0 million Bank Credit Facility (see Note 9) to $50.0 million (the "Amended Credit Facility"). Borrowing under the Amended Credit Facility will require a minimum interest coverage ratio of at least 0.7 to 1.0 (0.6 from October 1, 1999 to March 31, 2000) for the prior twelve months or on a year-to-date basis, whichever is higher (subject to a borrowing base limitation that relates to the level of accounts receivable). Failure to maintain a coverage ratio of 1.1 to 1.0 for fifteen consecutive months would constitute an event of default.

     In March 1999, Kemwater disposed of its iron chlorides business, resulting in a pretax loss on the disposal of approximately $0.9 million.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) List of Documents Filed.

     (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 10 hereof.

     (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under
Item 8 on page 10 hereof.

     (3) Exhibits

The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or arrangement required to be filed as an exhibit pursuant to the requirements of
Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PCI and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to PCI's Current
                            Report on Form 8-K filed on May 5, 1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and PCI (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                            Inc. and Imperial Chemical Industries plc (incorporated
                            by reference to Exhibit 2 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1997).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1*           -- Certificate of Incorporation of Pioneer filed with the
                            Secretary of State of Delaware on March 6, 1995
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
          3.2*           -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 33-98828)).
          4.1*           -- Indenture, dated as of June 17, 1997, by and among
                            Pioneer, the Subsidiary Guarantors defined therein and
                            United States Trust Company of New York, as Trustee,
                            relating to $200,000,000 principal amount of 9 1/4%
                            Series A Senior Notes due 2007, including form of Note
                            and Guarantees (incorporated by reference to Exhibit 2 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
          4.2(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.2(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.2(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to Pioneer's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).
          4.3(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            Pioneer, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "Pioneer Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to Pioneer's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
          4.3(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the Pioneer Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            Pioneer's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.4*           -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.5*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.6(a)*        -- Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, by and among Pioneer and PCICC and
                            Bank of America National Trust and Savings Association,
                            as Agent and Lender, Bank of America Canada, as Canadian
                            Funding Agent and as a Lender, Bank America Robertson
                            Stephens, as Arranger, and the other Lenders party
                            thereto (the "Revolving Loan Agreement") (incorporated by
                            reference to Exhibit 10 to Pioneer's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998).
          4.6(b)*        -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders,
                            guaranteeing the obligations of one another under the
                            Revolving Loan Agreement (incorporated by reference to
                            Exhibit 4.6(b) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.6(c)*        -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders
                            (incorporated by reference to Exhibit 4.6(c) to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, Pioneer and PCAC
                            (incorporated by reference to Exhibit 4.7 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.12(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
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

          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            Pioneer, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., as the Syndication Agent, Salomon
                            Brothers Holding Company, Inc, as the Documentation
                            Agent, Bank of America National Trust and Savings
                            Association, as the Administrative Agent and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.8(a) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.16*          -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            Pioneer, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
          4.17*          -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC and Pioneer (incorporated by reference to
                            Exhibit 4.10 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996).
         10.5*+          -- Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to
                            Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for
                            the quarter ended June 30, 1995 (file no. 1-9859)).
         10.6*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.7*+          -- Stock Purchase Agreement, dated January 4, 1997, between
                            PCI and Michael J. Ferris (incorporated by reference to
                            Exhibit 10.11 to PCI's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
         10.8*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.12 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.9*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between PCI and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         27              -- Financial Data Schedule.

  (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

  (c) Financial Statement Schedule.

     Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                             PIONEER AMERICAS, INC.
                 (FORMERLY PIONEER AMERICAS ACQUISITION CORP.)

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO                            BALANCED AT
                                          BEGINNING    COSTS AND                               END OF
DESCRIPTION                               OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ---------   ----------   -----------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts.......    $2,002        $135        $ --        $(120)(A)    $2,017
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts.......     1,311         123         604(B)       (36)(A)     2,002
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts.......     1,424          --          --         (113)(A)     1,311

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

                                            PIONEER AMERICAS, INC.

                                            By:    /s/ MICHAEL J. FERRIS
                                              ----------------------------------
                                                      Michael J. Ferris
                                                President and Chief Executive
                                                            Officer

March 30, 1999

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ MICHAEL J. FERRIS                  President and Chief Executive         March 30, 1999
-----------------------------------------------------    Officer and Director
                  Michael J. Ferris

                /s/ PHILIP J. ABLOVE                   Vice President and Chief Financial    March 30, 1999
-----------------------------------------------------    Officer and Director (Principal
                  Philip J. Ablove                       Financial Officer)

                 /s/ JOHN R. BEAVER                    Controller                            March 30, 1999
-----------------------------------------------------    (Principal Accounting Officer)
                   John R. Beaver

               /s/ WILLIAM R. BERKLEY                  Chairman of the Board                 March 30, 1999
-----------------------------------------------------
                 William R. Berkley

                /s/ ANDREW M. BURSKY                   Director                              March 30, 1999
-----------------------------------------------------
                  Andrew M. Bursky

                /s/ DONALD J. DONAHUE                  Director                              March 30, 1999
-----------------------------------------------------
                  Donald J. Donahue

             /s/ RICHARD C. KELLOGG, JR.               Director                              March 30, 1999
-----------------------------------------------------
               Richard C. Kellogg, Jr.

                 /s/ JOHN R. KENNEDY                   Director                              March 30, 1999
-----------------------------------------------------
                   John R. Kennedy

                 /s/ JACK H. NUSBAUM                   Director                              March 30, 1999
-----------------------------------------------------
                   Jack H. Nusbaum

              /s/ THOMAS H. SCHNITZIUS                 Director                              March 30, 1999
-----------------------------------------------------
                Thomas H. Schnitzius

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PCI and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to PCI's Current
                            Report on Form 8-K filed on May 5, 1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and PCI (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                            Inc. and Imperial Chemical Industries plc (incorporated
                            by reference to Exhibit 2 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended September 30, 1997).
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1*           -- Certificate of Incorporation of Pioneer filed with the
                            Secretary of State of Delaware on March 6, 1995
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
          3.2*           -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 33-98828)).
          4.1*           -- Indenture, dated as of June 17, 1997, by and among
                            Pioneer, the Subsidiary Guarantors defined therein and
                            United States Trust Company of New York, as Trustee,
                            relating to $200,000,000 principal amount of 9 1/4%
                            Series A Senior Notes due 2007, including form of Note
                            and Guarantees (incorporated by reference to Exhibit 2 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
          4.2(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.2(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.2(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to Pioneer's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).
          4.3(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            Pioneer, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "Pioneer Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to Pioneer's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
          4.3(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the Pioneer Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            Pioneer's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.4*           -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.5*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.6(a)*        -- Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, by and among Pioneer and PCICC and
                            Bank of America National Trust and Savings Association,
                            as Agent and Lender, Bank of America Canada, as Canadian
                            Funding Agent and as a Lender, Bank America Robertson
                            Stephens, as Arranger, and the other Lenders party
                            thereto (the "Revolving Loan Agreement") (incorporated by
                            reference to Exhibit 10 to Pioneer's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998).
          4.6(b)*        -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders,
                            guaranteeing the obligations of one another under the
                            Revolving Loan Agreement (incorporated by reference to
                            Exhibit 4.6(b) to Pioneer's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
          4.6(c)*        -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders
                            (incorporated by reference to Exhibit 4.6(c) to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, Pioneer and PCAC
                            (incorporated by reference to Exhibit 4.7 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
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

          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            Pioneer, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., as the Syndication Agent, Salomon
                            Brothers Holding Company, Inc, as the Documentation
                            Agent, Bank of America National Trust and Savings
                            Association, as the Administrative Agent and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.8(a) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.16*          -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            Pioneer, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
          4.17*          -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC and Pioneer (incorporated by reference to
                            Exhibit 4.10 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PCI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to Pioneer's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996).
         10.5*+          -- Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to
                            Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for
                            the quarter ended June 30, 1995 (file no. 1-9859)).
         10.6*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.7*+          -- Stock Purchase Agreement, dated January 4, 1997, between
                            PCI and Michael J. Ferris (incorporated by reference to
                            Exhibit 10.11 to PCI's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
         10.8*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.12 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.9*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between PCI and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         27              -- Financial Data Schedule.

The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or arrangement required to be filed as an exhibit pursuant to the requirements of
Item 14(c) of Form 10-K.