Form 10-Q
period 1999-03-31
PIONEER AMERICAS INC /TX
filed 1999-04-27
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_______TO_______

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


     4300 BANK OF AMERICA CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

 Yes  |X|  No | |

     On April 20, 1999, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                             PIONEER AMERICAS, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

                                            PART I--FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets--March 31, 1999 and December 31, 1998                                 3

               Consolidated Statements of Operations--Three Months Ended March 31, 1999 and 1998                 4

               Consolidated Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998                 5

               Notes to Consolidated Financial Statements                                                        6


                                              PART II--OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                                  9






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

                         PART I --FINANCIAL INFORMATIOn

                             PIONEER AMERICAS, INC.
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        1999            1998
                                                                                     ----------     ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                         $   36,635      $   50,593
   Accounts receivable, less allowance for doubtful accounts of $1,851 at
     March 31, 1999 and $2,017 at December 31, 1998                                      40,836          46,145
   Inventories                                                                           27,907          26,360
   Prepaid expenses                                                                       3,178           2,759
                                                                                     ----------      ----------
Total current assets                                                                    108,556         125,857
Property, plant and equipment:
   Land                                                                                  10,622          10,727
   Buildings and improvements                                                            59,745          60,520
   Machinery and equipment                                                              303,551         306,989
   Construction in progress                                                              33,410          28,348
                                                                                     ----------      ----------
                                                                                        407,328         406,584
   Less accumulated depreciation                                                        (79,601)        (72,525)
                                                                                     ----------      ----------
                                                                                        327,727         334,059
Due from affiliates                                                                      17,598          16,512
Other assets, net of accumulated amortization of $7,814 at March 31, 1999
   and $6,152 at December 31, 1998                                                       49,105          48,327
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $25,236 at March 31, 1999 and $22,950 at December 31, 1998           199,323         201,609
                                                                                     ----------      ----------
Total assets                                                                         $  702,309      $  726,364
                                                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                                  $   27,003      $   30,825
   Accrued liabilities                                                                   32,477          31,384
   Current portion of long-term debt                                                      2,688           2,684
                                                                                     ----------      ----------
Total current liabilities                                                                62,168          64,893
Long-term debt, less current portion                                                    564,020         564,689
Accrued pension and other employee benefits                                              13,965          25,836
Other long-term liabilities                                                              18,984          22,063
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                1               1
   Additional paid-in capital                                                            65,483          65,483
   Retained deficit                                                                     (22,312)        (16,601)
                                                                                     ----------      ----------
Total stockholder's equity                                                               43,172          48,883
                                                                                     ----------      ----------
Total liabilities and stockholder's equity                                           $  702,309      $  726,364
                                                                                     ==========      ==========



                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
Revenues                                                         $   68,039      $   94,619
Cost of sales                                                        53,750          64,948
                                                                 ----------      ----------
Gross profit                                                         14,289          29,671
Selling, general and administrative expenses                          9,407          12,180
                                                                 ----------      ----------
Operating income                                                      4,882          17,491
Equity in net loss of unconsolidated subsidiaries                        --          (1,136)
Interest expense, net                                               (11,917)        (12,448)
Other income (expense), net                                          (1,007)          3,089
                                                                 ----------      ----------
Income (loss) before taxes                                           (8,042)          6,996
Income tax provision (benefit)                                       (2,331)          3,376
                                                                 ----------      ----------
Net income (loss)                                                $   (5,711)     $    3,620
                                                                 ==========      ==========

Net income (loss) per share                                      $   (5,711)     $    3,620
                                                                 ==========      ==========

Weighted average number of common shares outstanding                      1               1
                                                                 ==========      ==========



                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           --------------------------
                                                                              1999            1998
                                                                           ----------      ----------
Operating activities:
   Net income (loss)                                                       $   (5,711)     $    3,620
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
        Depreciation and amortization                                          12,886          11,383
        Equity in net loss of unconsolidated subsidiaries                          --           1,136
        Net change in deferred taxes                                           (2,331)          3,293
        Reduction in post-retirement medical expense                          (12,530)             --
        Loss on disposals                                                       1,057              --
        Foreign exchange loss                                                    (260)           (186)
        Net effect of changes in operating assets and liabilities                (388)         (5,021)
                                                                           ----------      ----------
Net cash flows from operating activities                                       (7,277)         14,225
                                                                           ----------      ----------

Investing activities:
   Investment in and advances to unconsolidated subsidiaries                       --          (1,006)
   Capital expenditures                                                        (7,270)         (4,146)
   Proceeds received from disposals of assets                                   1,143              --
                                                                           ----------      ----------
Net cash flows from investing activities                                       (6,127)         (5,152)
                                                                           ----------      ----------

Financing activities:
   Payments on long-term debt                                                    (665)           (647)
                                                                           ----------      ----------
Net cash flows from financing activities                                         (665)           (647)
                                                                           ----------      ----------

Effect of exchange rate on cash                                                   111             204
                                                                           ----------      ----------

Net change in cash                                                            (13,958)          8,630
Cash at beginning of period                                                    50,593          50,995
                                                                           ----------      ----------
Cash at end of period                                                      $   36,635      $   59,625
                                                                           ==========      ==========




                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Americas, Inc. ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1998 is derived from the December 31, 1998 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effects of changes in operating assets and liabilities are as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
Accounts receivable                                              $    5,754      $   11,082
Due from affiliates                                                  (1,086)         (2,541)
Inventories                                                          (1,800)         (3,272)
Prepaid expenses                                                        (52)          1,366
Other assets                                                            (28)           (409)
Accounts payable                                                     (4,076)        (15,380)
Accrued liabilities                                                     814           3,717
Other long-term liabilities                                              86             416
                                                                 ----------      ----------
     Net change in operating assets and liabilities              $     (388)     $   (5,021)
                                                                 ==========      ==========

     Following are supplemental disclosures of cash flow information:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
Cash payments for:
   Interest                                                      $    3,479     $    4,359
   Income taxes                                                  $      351             --

Non-cash investing activity:

     In March 1999, the Company's subsidiary, Kemwater North America Company ("KNA"), sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

3.  INVENTORIES

Inventories consist of the following:

                                                   MARCH 31,     DECEMBER 31,
                                                     1999           1998
                                                  ----------     ----------
Raw materials, supplies and parts                 $   16,563     $   17,014
Finished goods and work-in-process                     9,456          9,045
Inventories under exchange agreements                  1,888            301
                                                  ----------     ----------
                                                  $   27,907     $   26,360
                                                  ==========     ==========

4.  COMMITMENTS AND CONTINGENCIES

     The Company and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail certain obligations under current environmental laws. Present or future laws may affect the Company's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for the Company's products. The Company believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on the Company's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

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

5. PCI CHEMICALS CANADA INC.

     Pioneer is a holding company with no operating assets or operations. A subsidiary of Pioneer, PCI Chemicals Canada Inc. ("PCICC"), has outstanding $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCICC and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCICC and the guarantors of these notes are as follows:

                                                  NOTE         CONSOLIDATED                          NOTE        CONSOLIDATED
                                PCICC          GUARANTORS        COMPANY           PCICC          GUARANTORS        COMPANY
                             -------------    -------------    -------------    -------------    -------------   --------------
                                          AS OF MARCH 31, 1999                             AS OF DECEMBER 31, 1998
                             -----------------------------------------------    -----------------------------------------------
Current assets                  $ 34,915         $ 73,641         $108,556         $ 29,962         $ 95,895        $ 125,857
Non-current assets               182,468          411,285          593,753          191,004          409,503          600,507
Current liabilities               22,570           39,598           62,168           22,103           42,790           64,893
Non-current liabilities          182,690          414,279          596,969          185,031          427,557          612,588

                               FOR THE THREE MONTHS ENDED MARCH 31, 1999          FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             -----------------------------------------------    -----------------------------------------------
Revenues                        $ 26,406         $ 41,633         $ 68,039         $ 34,907         $ 59,712         $ 94,619
Gross profit                       4,212           10,077           14,289           11,765           17,906           29,671
Net income (loss)                 (1,709)          (4,002)          (5,711)           2,866              754            3,620

     Separate financial statements of PCICC and the guarantors of the PCICC notes are not included as management has determined that separate financial statements of these entities are not material to investors.

6. RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Revenues decreased by $26.6 million, or approximately 28%, to $68.0 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 36% lower during the first quarter of 1999, versus the first quarter of 1998. Partially offsetting this decrease was a slight increase in chlor-alkali sales volumes in 1999, as 1998 production volumes were negatively impacted by three failed transformers, which are now fully operational.

     Total revenues at the Company's downstream subsidiaries did not materially change during the first quarter of 1999 compared to the first quarter of 1998. KNA became a wholly-owned subsidiary of the Company on September 30, 1998 and its results are included in the Company's consolidated financial statements since that date; this increased reported revenues during the quarter ended March 31, 1999 by $3.6 million. However, the majority of this increase was offset by decreases resulting from the disposition of the household bleach operations during the third quarter of 1998 and the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic and the Company retained supply agreements with the purchasers.

     Cost of Sales. Cost of sales decreased $11.2 million, or approximately 17%, for the three months ended March 31, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The inclusion of KNA in the consolidated cost of sales increased the Company's cost of sales. This increase was offset by lower cost of sales as a result of the disposal of the operations discussed above.

     Gross Profit. Gross profit margin decreased to 21% in 1999 from 31% in 1998 primarily as a result of the ECU pricing decrease and the other items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.8 million, or approximately 23%, for the three months ended March 31, 1999. $1.6 million of this decrease was due to the modification of the Company's retiree health care benefits discussed above. The remaining decrease is primarily due to the absence of incentive compensation accruals during 1999. The inclusion of KNA in the 1999 consolidated results increased selling, general and administrative expenses, partially offsetting these decreases.

     Equity in Net Loss of Unconsolidated Subsidiary. Equity in net loss of unconsolidated subsidiaries represented the Company's 50% ownership in KNA prior to September 30, 1998. Before September 30, 1998, Pioneer owned 50% of KNA, which owned 100% of KWT, Inc. ("KWT"). The remaining 50% of KNA was owned indirectly by Pioneer's parent, Pioneer Companies, Inc. ("PCI"). On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are reflected in the consolidated results of operations of the Company.

     Interest Expense, Net. Interest expense, net decreased slightly in 1999 as a result of lower interest rates in 1999 compared to 1998.

     Other Income (Expense), Net. Other income (expense), net decreased from an income amount of $3.1 million for the quarter ended March 31, 1998 to an expense of $1.0 million for the quarter ended March 31, 1999. Other income in 1998 included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund. The 1999 amount was primarily a loss resulting from the sale of the iron chlorides business in the first quarter of 1999 of $1.0 million.

     Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 1999 was $5.7 million, compared to net income of $3.6 million for the same period in 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10 Amendment No. 1, dated March 29, 1999, to Amended and Restated Loan and Security Agreement dated as of May 29, 1998, among Pioneer Americas, Inc., PCI Chemicals Canada Inc., the lenders party thereto, Bank of America National Trust and Savings Association, as Administrative Agent and U.S. Funding Agent, and Bank America Robertson Stephens, as Arranger.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              PIONEER AMERICAS, INC.




April 27, 1999                                By:      /s/ Philip J. Ablove
                                                       -----------------------
                                                       Philip J. Ablove
                                                       Vice President and
                                                       Chief Financial Officer

                               INDEX TO EXHIBITS

                Exhibit
                Number                     Description
                -------                    -----------

                  10       Amendment No. 1, dated March 29, 1999, to Amended and
                           Restated Loan and Security Agreement dated as of May
                           29, 1998, among Pioneer Americas, Inc., PCI Chemicals
                           Canada Inc., the lenders party thereto, Bank of America National Trust and Savings Association, as
                           Administrative Agent and U.S. Funding Agent, and Bank
                           America Robertson Stephens, as Arranger.

                  27       Financial Data Schedule.