Form 10-Q
period 1999-06-30
PIONEER AMERICAS INC /TX
filed 1999-08-12
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     On August 9, 1999, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--June 30, 1999 and December 31, 1998                             3

         Consolidated Statements of Operations--Three Months Ended June 30, 1999 and 1998             4
            and Six Months Ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows--Six Months Ended June 30, 1999 and 1998               5

         Notes to Consolidated Financial Statements                                                   6


                                      PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            10










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

                         PART I --FINANCIAL INFORMATION

                             PIONEER AMERICAS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1999                1998
                                                                                     ---------         ------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                        $  10,972         $  50,593
    Accounts receivable, less allowance for doubtful accounts of $1,758 at
      June 30, 1999 and $2,017 at December 31, 1998                                     41,102            46,145
    Inventories                                                                         27,751            26,360
    Prepaid expenses                                                                     4,261             2,759
                                                                                     ---------         ---------
 Total current assets                                                                   84,086           125,857
 Property, plant and equipment:
    Land                                                                                10,622            10,727
    Buildings and improvements                                                          59,822            60,520
    Machinery and equipment                                                            310,050           306,989
    Construction in progress                                                            35,836            28,348
                                                                                     ---------         ---------
                                                                                       416,330           406,584
    Less accumulated depreciation                                                      (88,332)          (72,525)
                                                                                     ---------         ---------
                                                                                       327,998           334,059
 Due from affiliates                                                                    14,723            16,512
 Other assets, net of accumulated amortization of $9,069 at June 30, 1999
    and $6,152 at December 31, 1998                                                     60,589            48,327
 Excess cost over fair value of net assets acquired, net of accumulated
    amortization of $27,522 at June 30, 1999 and $22,950 at December 31, 1998          197,037           201,609
                                                                                     ---------         ---------
 Total assets                                                                        $ 684,433         $ 726,364
                                                                                     =========         =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
    Accounts payable                                                                 $  30,626         $  30,825
    Accrued liabilities                                                                 26,060            31,384
    Current portion of long-term debt                                                    2,707             2,684
                                                                                     ---------         ---------
 Total current liabilities                                                              59,393            64,893
 Long-term debt, less current portion                                                  563,332           564,689
 Accrued pension and other employee benefits                                            14,463            25,836
 Other long-term liabilities                                                            21,769            22,063
 Commitments and contingencies
 Stockholder's equity:
    Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                              1                 1
    Additional paid-in capital                                                          65,483            65,483
    Retained deficit                                                                   (40,008)          (16,601)
                                                                                     ---------         ---------
 Total stockholder's equity                                                             25,476            48,883
                                                                                     ---------         ---------
 Total liabilities and stockholder's equity                                          $ 684,433         $ 726,364
                                                                                     =========         =========



                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE  30,                           JUNE 30,
                                                             -------------------------         ---------------------------
                                                               1999             1998              1999              1998
                                                             --------         --------         ---------         ---------
 Revenues                                                    $ 65,997         $ 96,028         $ 134,036         $ 190,647
 Cost of sales                                                 68,588           70,835           122,338           135,783
                                                             --------         --------         ---------         ---------
 Gross profit (loss)                                           (2,591)          25,193            11,698            54,864
 Selling, general and administrative expenses                  11,396           12,132            20,803            24,312
 Unusual charges                                                   --              231                --               231
                                                             --------         --------         ---------         ---------
 Operating income (loss)                                      (13,987)          12,830            (9,105)           30,321
 Equity in net loss of unconsolidated subsidiaries                 --           (1,005)               --            (2,141)
 Interest expense, net                                        (12,254)         (11,794)          (24,171)          (24,242)
 Other income (expense), net                                       29             (326)             (978)            2,763
                                                             --------         --------         ---------         ---------
 Income (loss) before taxes                                   (26,212)            (295)          (34,254)            6,701
 Income tax provision (benefit)                                (8,516)            (152)          (10,847)            3,224
                                                             --------         --------         ---------         ---------
 Net income (loss)                                           $(17,696)        $   (143)        $ (23,407)        $   3,477
                                                             ========         ========         =========         =========

 Earnings per common share:
    Net income (loss)                                        $(17,696)        $   (143)        $ (23,407)        $   3,477
                                                             ========         ========         =========         =========

 Weighted average number of common shares outstanding

                                                                    1                1                 1                 1
                                                             ========         ========         =========         =========




                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)




                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                -----------------------
                                                                                  1999           1998
                                                                                --------       --------
 Operating activities:
    Net income (loss)                                                           $(23,407)      $  3,477
    Adjustments to reconcile net income (loss) to net cash
      from operating activities:
         Depreciation and amortization                                            25,870         23,152
         Equity in net loss of unconsolidated subsidiaries                            --          2,141
         Net change in deferred taxes                                            (11,208)          (386)
         Reduction in post-retirement medical expense                            (12,530)            --
         Loss on disposals of assets                                               1,061             --
         Foreign exchange loss                                                      (769)           597
         Net effect of changes in operating assets and liabilities (net of
           acquisitions)                                                          (2,867)       (11,299)
                                                                                --------       --------
 Net cash flows from operating activities                                        (23,850)        17,682
                                                                                --------       --------

 Investing activities:
    Investment in and advances to unconsolidated subsidiaries                         --         (4,629)
    Capital expenditures                                                         (16,704)       (12,912)
    Proceeds received from disposals of assets                                     1,145             --
                                                                                --------       --------
 Net cash flows from investing activities                                        (15,559)       (17,541)
                                                                                --------       --------

 Financing activities:
    Payments on long-term debt                                                    (1,334)        (1,293)
    Dividends to parent                                                               --           (454)
                                                                                --------       --------
 Net cash flows from financing activities                                         (1,334)        (1,747)
                                                                                --------       --------

 Effect of exchange rate changes on cash                                           1,122           (756)
                                                                                --------       --------

 Net decrease in cash                                                            (39,621)        (2,362)
 Cash at beginning of period                                                      50,593         50,995
                                                                                --------       --------
 Cash at end of period                                                          $ 10,972       $ 48,633
                                                                                ========       ========



                See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Americas, Inc. ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                 ----------------------
                                                  1999           1998
                                                 -------       --------
      Accounts receivable                        $ 5,799       $  7,640
      Due from affiliates                          1,789         (3,238)
      Inventories                                 (1,456)        (3,010)
      Prepaid expenses                            (1,044)           805
      Other assets                                  (706)        (3,841)
      Accounts payable                              (838)       (17,235)
      Accrued liabilities                         (5,911)         4,456
      Other long-term liabilities                   (500)         3,124
                                                 -------       --------
           Net change in operating accounts      $(2,867)      $(11,299)
                                                 =======       ========

     Following are supplemental disclosures of cash flow information:

                                SIX MONTHS ENDED
                                    JUNE 30,
                              --------------------
                               1999         1998
                              -------      -------
      Cash payments for:
         Interest             $25,331      $25,046
         Income taxes             168          123

Non-cash investing activity:
     In March 1999, the Company's subsidiary, Kemwater North America Company ("KNA"), sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

3.  INVENTORIES

Inventories consist of the following:

                                            JUNE 30,    DECEMBER 31,
                                              1999         1998
                                            --------    ------------
 Raw materials, supplies and parts          $16,965      $17,014
 Finished goods and work-in-process           8,165        9,045
 Inventories under exchange agreements        2,621          301
                                            -------      -------
                                            $27,751      $26,360
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

     The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect the Company's operations or financial position.

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

                                                  NOTE         CONSOLIDATED                          NOTE         CONSOLIDATED
                                 PCICC         GUARANTORS        COMPANY           PCICC          GUARANTORS        COMPANY
                             -------------    -------------    -------------    -------------    -------------   --------------
                                          AS OF JUNE 30, 1999                              AS OF DECEMBER 31, 1998
                             -----------------------------------------------    -----------------------------------------------
Current assets                  $ 22,481         $ 61,605         $ 84,086         $ 29,962         $ 95,895        $ 125,857
Non-current assets               187,958          412,389          600,347          191,004          409,503          600,507
Current liabilities               21,433           37,960           59,393           22,103           42,790           64,893
Non-current liabilities          181,433          418,131          599,564          185,031          427,557          612,588

                                FOR THE THREE MONTHS ENDED JUNE 30, 1999           FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             -----------------------------------------------    -----------------------------------------------
Revenues                        $ 24,818         $ 41,179         $ 65,997         $ 33,540         $ 62,488         $ 96,028
Gross profit (loss)                  499           (3,090)          (2,591)           8,595           16,598           25,193
Net income (loss)                 (4,551)         (13,145)         (17,696)             384             (527)            (143)

                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999             FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             -----------------------------------------------    -----------------------------------------------
Revenues                        $ 51,224         $ 82,812        $ 134,036         $ 68,447        $ 122,200        $ 190,647
Gross profit                       4,711            6,987           11,698           20,360           34,504           54,864
Net income (loss)                 (6,260)         (17,147)         (23,407)           3,250              227            3,477

     Separate financial statements of PCICC and the guarantors of the PCICC notes are not included as management has determined that separate financial statements of these entities are not material to investors.

6.  ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in 2001. Management is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

7.  RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues decreased by $30.0 million or approximately 31% to $66.0 million for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 34% lower during the second quarter of 1999, versus the second quarter of 1998.

     Total revenues at the Company's downstream operations decreased $1.4 million, or approximately 11%, primarily as a result of the disposal of the Company's household bleach bottling operations during the third quarter of 1998 and the disposal of the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic, and the Company retained supply agreements with the purchasers. Partially offsetting the decreases caused by the two disposals was a revenue increase related to KNA. KNA became a wholly-owned subsidiary of the Company on September 30, 1998, and its results are included in the Company's consolidated financial statements since that date.

     Cost of Sales. Cost of sales decreased $2.2 million or approximately 3%, for the three months ended June 30, 1999, as compared to the same period in 1998, which was partially due to the decreased sales at the downstream operations.

     Gross Profit (Loss). During the second quarter of 1999 Pioneer incurred a gross loss on revenues as a result of the lower ECU sales prices. The 1999 margin was a negative 4%, as compared to the gross profit margin of 26% in the same period of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.7 million, or approximately 6%, for the three months ended June 30, 1999. Within this net decrease was a decrease of $1.3 million related to the absence of incentive compensation accruals during 1999 (due to lower operating results), offset by an increase of $0.5 million of expenses related to the inclusion of KNA in the 1999 consolidated results.

     Unusual Charges. 1998 unusual charges of $0.2 million related to the consolidation and downsizing of certain administrative functions of the downstream subsidiaries.

     Interest Expense, Net. Interest expense, net increased by $0.5 million in 1999 as a result of decreased interest income. Interest income was lower due to a reduction in cash balances in 1999. Offsetting this fluctuation was a small decrease in gross interest expense in 1999 compared to 1998 as a result of scheduled debt repayments.

     Net Loss. Due to the factors described above, net loss for the three months ended June 30, 1999 was $17.7 million, compared to a net loss of $0.1 million for the same period in 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues decreased by $56.6 million or approximately 30% to $134.0 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. ECU prices were approximately 35% lower during the first half of 1999, versus the same period in 1998. In 1998, production and sales volumes were negatively impacted by three failed transformers at one plant.

     Total revenues at the Company's downstream operations were fairly constant between the two periods. The decreases caused by disposals of the Company's household bleach operations and the pool chemicals business were offset by the increase created by the consolidation of KNA.

     Cost of Sales. Cost of sales decreased $13.4 million or approximately 10%, for the six months ended June 30, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The remaining decrease in cost of sales was principally due to lower cost of sales at the downstream subsidiaries as a result of the disposed operations discussed above, offset by the increase from the inclusion of KNA in 1999.

     Gross Profit. Gross profit margin decreased to 9% in 1999 from 29% in 1998, primarily as a result of the ECU pricing decrease discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.5 million, or approximately 14%, for the six months ended June 30, 1999. $1.6 million of this decrease was due to the modification of the Company's retiree health care benefits discussed above. $3.1 million of the decrease is related to no "pay-for-performance" award accruals being made in 1999. The inclusion of KNA in the 1999 consolidated results increased selling, general and administrative expenses by $1.0 million, partially offsetting these decreases.

     Equity in Net Loss of Unconsolidated Subsidiaries. Equity in net loss of unconsolidated subsidiaries represented the Company's 50% ownership in KNA prior to September 30, 1998. Before September 30, 1998, Pioneer owned 50% of KNA, which owned 100% of KWT, Inc. ("KWT"). The remaining 50% of KNA was owned indirectly by Pioneer's parent, Pioneer Companies, Inc. ("PCI"). On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are reflected in the consolidated results of operations of the Company.

     Interest Expense, Net. Interest expense, net decreased slightly in 1999 as a result of slightly lower debt levels in 1999 (due to scheduled debt repayments) plus lower interest rates in 1999. Offsetting the interest expense decrease was a decrease in interest income due to lower cash balances in 1999.

     Other Income (Expense), Net. Other income (expense), net decreased from an income amount of $2.8 million for the six months ended June 30, 1998 to an expense of $1.0 million for the six months ended June 30, 1999. The 1999 expense amount was primarily the loss from the sale of the iron chlorides business. 1998's other income included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund.

     Net Income (Loss). Due to the factors described above, there was a net loss for the six months ended June 30, 1999 of $23.4 million, compared to net income of $3.5 million for the same period in 1998.

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

                                       PIONEER AMERICAS, INC.




August 12, 1999                        By:     /s/ Philip J. Ablove
                                            -------------------------------
                                            Philip J. Ablove
                                            Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   27        Financial Data Schedule.