Form 10-Q
period 1999-09-30
PIONEER AMERICAS INC /TX
filed 1999-11-05
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

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







         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On October 25, 1999, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

         The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                                TABLE OF CONTENTS


                                           PART I--FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

               Consolidated Balance Sheets--September 30, 1999 and December 31, 1998                             3

               Consolidated Statements of Operations--Three Months Ended September 30, 1999 and 1998 and         4
                   Nine Months Ended September 30, 1999 and 1998

               Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1999 and 1998              5

               Notes to Consolidated Financial Statements                                                        6


                                              PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                   10


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

                         PART I --FINANCIAL INFORMATIOn

                             PIONEER AMERICAS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                              1999                1998
                                                                          --------------     --------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                              $        4,937     $       50,593
   Accounts receivable, less allowance for doubtful
     accounts of $1,680 at September 30, 1999 and
     $2,017 at December 31, 1998                                                  44,316             46,145
   Inventories                                                                    25,869             26,360
   Prepaid expenses                                                                4,872              2,759
                                                                          --------------     --------------
Total current assets                                                              79,994            125,857
Property, plant and equipment:
   Land                                                                           10,622             10,727
   Buildings and improvements                                                     60,998             60,520
   Machinery and equipment                                                       319,723            306,989
   Construction in progress                                                       31,631             28,348
                                                                          --------------     --------------
                                                                                 422,974            406,584
   Less accumulated depreciation                                                 (96,911)           (72,525)
                                                                          --------------     --------------
                                                                                 326,063            334,059
Due from affiliates                                                               14,726             16,512
Other assets, net of accumulated amortization of $10,143 at
   September 30, 1999 and $6,152 at December 31, 1998                             66,837             48,327
Excess cost over fair value of net assets acquired, net of
   accumulated amortization of $29,809 at September 30, 1999
   and $22,950 at December 31, 1998                                              194,750            201,609
                                                                          --------------     --------------
Total assets                                                              $      682,370     $      726,364
                                                                          ==============     ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                       $       31,282     $       30,825
   Accrued liabilities                                                            37,662             31,384
   Current portion of long-term debt                                               2,696              2,684
                                                                          --------------     --------------
Total current liabilities                                                         71,640             64,893
Long-term debt, less current portion                                             565,986            564,689
Accrued pension and other employee benefits                                       13,982             25,836
Other long-term liabilities                                                       19,225             22,063
Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                         1                  1
   Additional paid-in capital                                                     65,483             65,483
   Retained deficit                                                              (53,947)           (16,601)
                                                                          --------------     --------------
Total stockholder's equity                                                        11,537             48,883
                                                                          --------------     --------------
Total liabilities and stockholder's equity                                $      682,370     $      726,364
                                                                          ==============     ==============




                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        ------------------------    -----------------------
                                                          1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
Revenues                                                $  71,571     $  93,083     $ 205,607     $ 283,730
Cost of sales                                              71,781        73,373       194,119       209,156
                                                        ---------     ---------     ---------     ---------
Gross profit (loss)                                          (210)       19,710        11,488        74,574
Selling, general and administrative expenses               11,769        11,067        32,572        35,379
Unusual charges                                                --           179            --           410
                                                        ---------     ---------     ---------     ---------
Operating income (loss)                                   (11,979)        8,464       (21,084)       38,785
Equity in net loss of unconsolidated subsidiaries              --           (67)           --        (2,208)
Interest expense, net                                     (12,806)      (12,244)      (36,977)      (36,486)
Other income (expense), net                                 2,581        (1,562)        1,603         1,201
                                                        ---------     ---------     ---------     ---------
Income (loss) before taxes                                (22,204)       (5,409)      (56,458)        1,292
Income tax provision (benefit)                             (8,265)       (1,072)      (19,112)        2,152
                                                        ---------     ---------     ---------     ---------
Net loss                                                $ (13,939)    $  (4,337)    $ (37,346)    $    (860)
                                                        =========     =========     =========     =========

Earnings per common share:
   Net loss                                             $ (13,939)    $  (4,337)    $ (37,346)    $    (860)
                                                        =========     =========     =========     =========

Weighted average number of common shares outstanding            1             1             1             1
                                                        =========     =========     =========     =========




                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)




                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             -----------------------------
                                                                                 1999             1998
                                                                             ------------     ------------
Operating activities:
   Net loss                                                                  $    (37,346)    $       (860)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                              38,737           34,908
        Equity in net loss of unconsolidated subsidiaries                              --            2,208
        Net change in deferred taxes                                              (18,847)           3,343
        Reduction in post-retirement medical expense                              (12,530)              --
        Loss on disposals of assets                                                 1,061               --
        Foreign exchange loss (gain)                                                 (769)           1,470
        Net effect of changes in operating assets and liabilities (net of
          acquisitions)                                                             3,947           (4,161)
                                                                             ------------     ------------
Net cash flows from operating activities                                          (25,747)          36,908
                                                                             ------------     ------------

Investing activities:
   Investment in and advances to unconsolidated subsidiaries                           --           (4,290)
   Capital expenditures                                                           (23,513)         (20,708)
   Proceeds received from disposals of assets                                       1,145               --
                                                                             ------------     ------------
Net cash flows from investing activities                                          (22,368)         (24,998)
                                                                             ------------     ------------

Financing activities:
   Payments on long-term debt                                                      (2,004)          (1,931)
   Net activity under revolving credit arrangement                                  3,315               --
   Dividends to parent                                                                 --             (685)
                                                                             ------------     ------------
Net cash flows from financing activities                                            1,311           (2,616)
                                                                             ------------     ------------

Effect of exchange rate changes on cash                                             1,148           (2,164)
                                                                             ------------     ------------

Net increase (decrease) in cash                                                   (45,656)           7,130
Cash at beginning of period                                                        50,593           50,995
Cash acquired in acquisition                                                           --            2,057
                                                                             ------------     ------------
Cash at end of period                                                        $      4,937     $     60,182
                                                                             ============     ============


                 See notes to consolidated financial statements.

                             PIONEER AMERICAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Americas, Inc. ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Pioneer is owned 100% by Pioneer Companies, Inc. ("PCI").

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows (net of acquisitions):

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                            1999           1998
                                                                         ----------     ----------
     Accounts receivable                                                 $    2,564     $    6,666
     Due from affiliates                                                      1,786         (3,115)
     Inventories                                                                397         (2,151)
     Prepaid expenses                                                        (1,747)          (154)
     Other assets                                                            (2,932)        (3,842)
     Accounts payable                                                          (140)       (17,216)
     Accrued liabilities                                                      5,667         12,357
     Other long-term liabilities                                             (1,648)         3,294
                                                                         ----------     ----------
          Net change in operating accounts                               $    3,947     $   (4,161)
                                                                         ==========     ==========

     Following are supplemental disclosures of cash flow information:

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                            1999           1998
                                                                         ----------     ----------
     Cash payments for:
        Interest                                                         $   29,442     $   27,969
        Income taxes                                                            178            227

Non-cash investing activity:

     In March 1999, the Company's subsidiary, Kemwater North America Company ("KNA"), sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

     During the third quarter of 1998, KNA exchanged its ownership in KWT, Inc. ("KWT") for the remaining 50% ownership in KNA held by PCI. The Company had previously indirectly owned 50% interest in both companies.

3.  INVENTORIES

Inventories consist of the following:

                                         SEPTEMBER 30,   DECEMBER 31,
                                             1999            1998
                                         ------------    ------------
Raw materials, supplies and parts        $     16,617    $     17,014
Finished goods and work-in-process              6,078           9,045
Inventories under exchange agreements           3,174             301
                                         ------------    ------------
                                         $     25,869    $     26,360
                                         ============    ============

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

                                                  NOTE         CONSOLIDATED                          NOTE        CONSOLIDATED
                                PCICC          GUARANTORS        COMPANY           PCICC          GUARANTORS        COMPANY
                             -------------    -------------    -------------    -------------    -------------   --------------
                                        AS OF SEPTEMBER 30, 1999                           AS OF DECEMBER 31, 1998
                             -----------------------------------------------    -----------------------------------------------
Current assets                  $ 20,511         $ 59,483         $ 79,994         $ 29,962         $ 95,895        $ 125,857
Non-current assets               189,754          412,622          602,376          191,004          409,503          600,507
Current liabilities               24,982           46,658           71,640           22,103           42,790           64,893
Non-current liabilities          179,707          419,486          599,193          185,031          427,557          612,588

                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                             -----------------------------------------------    -----------------------------------------------
Revenues                        $ 27,420         $ 44,151         $ 71,571         $ 33,753         $ 59,330         $ 93,083
Gross profit (loss)                2,657           (2,867)            (210)          10,088            9,622           19,710
Net income (loss)                 (1,996)         (11,943)         (13,939)           1,196           (5,533)          (4,337)

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             -----------------------------------------------    -----------------------------------------------
Revenues                        $ 78,644         $126,963         $205,607         $102,200         $181,530         $283,730
Gross profit                       7,368            4,120           11,488           30,448           44,126           74,574
Net income (loss)                 (8,256)         (29,090)         (37,346)           4,446           (5,306)            (860)

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

7.  RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues decreased by $21.5 million or approximately 23% to $71.6 million for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 28% lower during the third quarter of 1999 versus the third quarter of 1998, which caused approximately a $19 million decrease in revenues.

     The remaining revenue decrease was primarily due to the disposal of the company's household bleach bottling business during the third quarter of 1998 and the disposal of the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic, and the Company retained long-term supply agreements with the purchasers. Partially offsetting these revenue decreases was a revenue increase related to KNA. KNA became a wholly-owned subsidiary of the Company on September 30, 1998, and its results are included in the Company's consolidated financial statements since that date.

     Cost of Sales. Cost of sales decreased $1.6 million or approximately 2% for the three months ended September 30, 1999, as compared to the same period in 1998, which was principally due to the disposal of operations discussed above.

     Gross Profit (Loss). During the third quarter of 1999 the Company incurred a gross loss on revenues, as a result of the low ECU sales prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million for the three months ended September 30, 1999, as compared to the same period in 1998. During September 1999, the Company replaced its existing revolving credit facility with a new three-year $50 million revolving credit facility. Unamortized capitalized financing costs relating to the previous credit facility of $0.4 million were expensed. The remaining increase was essentially due to the inclusion of KNA in the 1999 consolidated results.

     Interest Expense, Net. Interest expense, net increased $0.6 million in 1999, as compared to the same period in 1998. Interest income was less during the third quarter of 1999 due to a reduction in cash balances.

     Other Income (Expense), Net. Other income in the third quarter of 1999 included transportation credits of approximately $1.8 million and the receipt of $0.6 million in distributions arising from the Company's 15% partnership interest in Saguaro Power Company.

     Net Loss. Due to the factors described above, the Company incurred a net loss of $13.9 million during the three months ended September 30, 1999, as compared to a net loss of $4.3 million during the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues decreased by $78.1 million or approximately 28% to $205.6 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. ECU prices were approximately 33% lower during the 1999 period, versus the 1998 period, which caused approximately $69 million of the decrease. The remaining revenue decrease was primarily the result of the disposal of the various operations discussed above, offset by the increase created by the consolidation of KNA in 1999.

     Cost of Sales. Cost of sales decreased $15.0 million or approximately 7%, for the nine months ended September 30, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The remaining decrease in cost of sales was principally due to lower cost of sales as a result of the disposed operations, offset by the inclusion of KNA in 1999.

     Gross Profit. Gross profit margin decreased to 6% in 1999 from 26% in 1998, primarily as a result of the ECU pricing decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.8 million, or approximately 8%, for the nine months ended September 30, 1999. $1.6 million of this decrease was due to the modification of the Company's retiree health care benefits discussed above. The absence of incentive compensation accruals during 1999 resulted in a $2.8 million decrease. The inclusion of KNA in the 1999 consolidated results increased selling, general and administrative expenses by $1.5 million, partially offsetting these decreases.

     Interest Expense, Net. Interest expense, net increased in 1999 as a result of decreased interest income due to lower average cash balances in 1999.

     Other Income (Expense), Net. Other income (expense), net increased from income of $1.2 million for the nine months ended September 30, 1998 to income of $1.6 million for the nine months ended September 30, 1999. The other income in 1999 included transportation credits of approximately $1.8 million and the receipt of $0.6 million in distributions arising from the Company's 15% partnership interest in Saguaro Power Company, partially offset by a loss from the sale of the iron chlorides business of approximately $1.2 million. 1998's other income included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund.

     Net Loss. Due to the factors described above, there was a net loss of $37.3 million for the nine months ended September 30, 1999, compared to a net loss of $0.9 million for the same period in 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               10 Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as U.S. Lender, Congress Financial Corporation (Canada) as Canadian Lender, and Congress Financial Corporation (Southwest) as Agent for Lenders and Pioneer Chlor Alkali Company, Inc., All-Pure Chemical Co., Kemwater North America Company, PCI Chemicals Canada Inc./PCI Chimie Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc., as Borrowers and Pioneer Americas, Inc., Imperial West Chemical Co., Black Mountain Power Company, T.C. Holdings, Inc., Pioneer Licensing, Inc. and Pioneer (East), Inc., as Guarantors dated as of September 24, 1999.

               27   Financial Data Schedule.

         (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      PIONEER AMERICAS, INC.




November 5, 1999                      By: /s/ Philip J. Ablove
                                         ------------------------------------
                                         Philip J. Ablove
                                         Vice President and
                                         Chief Financial Officer