Form 10-K405
period 1999-12-31
PIONEER CORP OF AMERICA
filed 2000-03-30
CIK 944649

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 33-98828

                         PIONEER CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      06-1420850
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  700 LOUISIANA STREET, SUITE 4300, HOUSTON,                       77002
                    TEXAS                                        (Zip Code)
   (Address of principal executive offices)

                                 (713) 570-3200
              (Registrant's telephone number, including area code)

                             PIONEER AMERICAS, INC.
                          (Former name of registrant)

       Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of  the Act:      9 1/4% SENIOR SECURED NOTES DUE JUNE 15, 2007
                                                                  9 1/4% SENIOR SECURED NOTES DUE OCTOBER 15, 2007
                                                                                  (Title of class)

     On March 23, 2000, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

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

===============================================================================

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1999

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    5
Item 6.   Selected Financial Data.....................................    5
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
Item 7a.  Quantitative and Qualitative Market Risk Disclosures........    6
Item 8.   Financial Statements and Supplementary Data.................    7
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   31
Item 11.  Executive Compensation......................................   31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   31

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Corporation of America and its consolidated subsidiaries, (ii) the term "Company" refers to Pioneer Corporation of America, (iii) the term "Predecessor Company" refers to Pioneer and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company, and (iv) the term "PCI" refers to Pioneer Companies, Inc., the parent company of Pioneer.

     Certain statements in this Form 10-K regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the cyclical nature of the markets for many of Pioneer's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 1. BUSINESS.

     Pioneer manufactures and markets chlorine and caustic soda and several related products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Americas, Inc. (formerly known as Pioneer Chlor-Alkali Company, Inc.) ("PAI"), PCI Chemicals Canada Inc. ("PCI Canada"), and Kemwater North America Company ("KNA").

     On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Pioneer Acquisition Agreement"), by and among PCI, the Company and the holders of the outstanding common stock and other common equity interests of the Predecessor Company (the "Sellers"), Pioneer acquired all of such stock and interests (the "Pioneer Acquisition").

     Pioneer owns and operates five chlor-alkali production facilities with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda). Approximately 60% of Pioneer's source of electricity, a major raw material in chlor-alkali production, is hydro-power based, currently the cheapest source in North America. In addition, over 22% of Pioneer's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that Pioneer is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity. In addition to its chlor-alkali capacity, Pioneer manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     The Company is a wholly-owned subsidiary of PCI. PCI is a publicly-traded company which, prior to the Pioneer Acquisition, was actively seeking acquisitions and had no operations. As of December 31, 1999, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of PCI and William R. Berkley (who may be deemed to beneficially own all shares of PCI common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of PCI.

     Pioneer's five chlor-alkali production facilities are located in Becancour, Quebec; Tacoma, Washington; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. The five facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Tacoma facility also produces hydrochloric acid and calcium chloride. The Dalhousie facility also produces sodium chlorate.

     Pioneer also operates three bleach production and chlorine and hydrochloric acid repackaging facilities in California and Washington, and distributes these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by the Tacoma and Henderson chlor-alkali facilities. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. The facilities are strategically located in or near most of the large population centers of the West Coast. Additional production units at Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R).

     In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain bleach production and repackaging plants and the consolidation of their operations into other locations. In 1998, an unusual charge of $0.4 million was recorded, relating to the consolidation and downsizing of certain administrative functions. In December 1998, Pioneer sold its pool chemicals business, resulting in a $1.8 million loss from disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Substantially all unusual charges were paid by December 31, 1998.

     KNA manufactures and supplies polyaluminum chlorides to certain potable and waste water markets in the United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. KNA also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries. In early 1999, KNA sold its iron chlorides business, which is located in the western U.S. This disposal resulted in a pretax loss of approximately $0.9 million. Pioneer is also currently negotiating either a sale or restructuring of the remaining business of KNA. No material gain or loss is expected from the completion of such transactions.

     The Company is a holding company with no operating assets or operations. As of December 31, 1999, Pioneer had outstanding $585.9 million of long-term debt, $175.0 million of which was issued by PCI Canada in the form of 9 1/4% Senior Secured Notes due October 15, 2007. There are no restrictions on the ability of PCI Canada or the Company's other subsidiaries to pay dividends to or make other distributions to the Company or PCI Canada. Pioneer's debt agreements, including those related to PCI Canada's indebtedness, contain restrictions, which, among other things, could limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to redeem shares of stock. See Note 9 to the Consolidated Financial Statements included in Item
8 -- Financial Statements and Supplementary Data for summarized financial information on PCI Canada.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentage of revenues):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                         1999               1998
                                                    --------------     --------------
Revenues..........................................  $284,312   100%    $361,280   100%
Cost of sales.....................................   274,181    96      278,478    77
                                                    --------   ---     --------   ---
Gross profit......................................    10,131     4       82,802    23
Selling, general and administrative expense.......    47,145    17       44,845    13
Unusual charges...................................        --    --        1,385    --
                                                    --------   ---     --------   ---
Operating income (loss)...........................   (37,014)  (13)      36,572    10
Equity in net loss of unconsolidated
  subsidiaries....................................        --    --       (2,208)   (1)
Interest expense, net.............................   (50,313)  (18)     (48,792)  (13)
Other income, net.................................    14,608     5          759    --
                                                    --------   ---     --------   ---
Loss before income taxes and extraordinary item...   (72,719)  (26)     (13,669)   (4)
Income tax benefit................................   (24,779)    9       (3,357)    1
                                                    --------   ---     --------   ---
          Net loss................................  $(47,940)  (17)%   $(10,312)   (3)%
                                                    ========   ===     ========   ===

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues decreased by $77.0 million, or approximately 21%, to $284.3 million for the twelve months ended December 31, 1999, as compared to the same period in 1998. The decrease in revenues was primarily due to lower ECU prices. Pioneer's average ECU sales price for the year ended December 31, 1999 was $242, a decrease of approximately 28% from the average 1998 sales price of $336.

     The remaining revenue decrease was primarily due to the disposal of Pioneer's household bleach bottling business during the third quarter of 1998 and the disposal of the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic, and Pioneer retained long-term supply agreements with the purchasers.

     Cost of Sales. Cost of sales decreased $4.3 million or approximately 2% in 1999, as compared to 1998. $10.9 million of this decrease was due to the modification of Pioneer's retiree health care benefits. Benefits to current retirees under the plan were not impacted, but current employees will no longer receive benefits under this plan following retirement. This decrease was offset by sales volume increases for chlorine and caustic soda in 1999 as compared to 1998.

     Gross Profit. Gross profit margin decreased to 4% in 1999 from 23% in 1998, primarily as a result of lower average ECU sales prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.3 million in 1999. This reduction was due to a modification of Pioneer's retiree health care benefits discussed above, the absence of incentive compensation accruals made in 1998 and various overhead expense reductions, partially offset by increases in 1999 due to asset impairments included in depreciation and amortization.

     Interest Expense, Net. Interest expense, net increased $1.5 million to $50.3 million in 1999 as a result of decreased interest income due to lower average cash balances and interest expense incurred on revolving credit balances in 1999.

     Other Income. Other income in 1999 included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro Power Company.

     Net Loss. Net loss for the twelve months ended December 31, 1999 was $47.9 million, compared to a net loss of $10.3 million for the same period in 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Pioneer is required to adopt the provisions of SFAS No. 133 in the first quarter of 2001. Management does not believe that adoption of SFAS No. 133 will have a material effect on Pioneer's financial position or results of operations.

MARKET RISK DISCLOSURES

     The Company has certain long-term debt instruments that are subject to market risk. At December 31, 1999, approximately $205.7 million of the Company's debt had variable interest rates, including LIBOR and U.S. prime rate based loans. An increase in the market interest rates would increase the Company's interest expense and its cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase the Company's interest expense and payments by approximately $0.5 million. The Company's remaining debt instruments, totaling approximately $380.2 million at December 31, 1999, are at various fixed interest rates ranging from 8.0% to 9.25%, with the majority at 9.25%.

     The Company, through PCI Canada, operates in Canada and is subject to foreign currency exchange rate risk. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Certain other items within PCI Canada's working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by $0.5 million.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding Pioneer's principal production, distribution and storage facilities as of March 1, 2000. All property is owned by Pioneer unless otherwise indicated.

LOCATION                                       MANUFACTURED PRODUCTS
--------                                       ---------------------
Becancour, Quebec.......................  Chlorine and caustic soda
                                          Hydrochloric acid
                                          Bleach
                                          Hydrogen
Tacoma, Washington......................  Chlorine and caustic soda
                                          Hydrochloric acid
                                          Calcium chloride
                                          Hydrogen
St. Gabriel, Louisiana..................  Chlorine and caustic soda
                                          Hydrogen
Henderson, Nevada.......................  Chlorine and caustic soda
                                          Hydrochloric acid
                                          Bleach
                                          Hydrogen
Dalhousie, New Brunswick................  Chlorine and caustic soda
                                          Sodium chlorate
                                          Hydrogen
                                          Bleach
Cornwall, Ontario*......................  Bleach
                                          Cereclor(R) chlorinated
                                          paraffin
                                          PSR 2000(R) pulping additive
                                          IMPAQT(R) pulping additive
Tracy, California*......................  Bleach
                                          Chlorine repackaging
Santa Fe Springs, California*...........  Bleach
                                          Chlorine repackaging
Tacoma, Washington......................  Bleach
                                          Chlorine repackaging
Antioch, California.....................  Aluminum sulfate
Spokane, Washington*....................  Polyaluminum chlorides
                                          Aluminum sulfate
Various*................................  Distribution

---------------

* Leased property

     Corporate headquarters for Pioneer is located in leased office space in Houston, Texas under a lease terminating in 2006. Pioneer also leases office space in Montreal, Quebec under a lease terminating in 2003 and owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology.

     The acquisition of the chlor-alkali facility in Tacoma was financed with the proceeds of a nine and one-half year $100 million term facility provided to the Company (the "PCA Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by the Company (the "Senior Notes"). The Senior Notes and obligations outstanding under the PCA Term Facility are secured by first mortgages on PAI's Tacoma, St. Gabriel and Henderson facilities. The acquisition of the PCI Canada facilities was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to the Company (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, Pioneer is involved in litigation relating to claims arising out of its operations in the normal course of its business. Pioneer maintains insurance coverage against potential claims in amounts which it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Pioneer's results of operations, cash flow or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Company's outstanding Common Stock, which is the Company's only class of equity securities, is owned by PCI.

     Pursuant to the terms of certain debt instruments, there are restrictions on the ability of Pioneer to transfer funds to PCI, resulting in limitations on PCI's ability to declare dividends on its Common Stock. See Note 9 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, selected financial data is contained in Item 1 -- Business -- "Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1 -- Business -- "Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, market risk disclosures are contained in Item 1 -- Business -- "Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                              PAGE
                                                              ----
(1) Consolidated financial statements:
          Independent Auditors' Report......................    8
          Report of Management..............................    9
          Consolidated Balance Sheets as of December 31,
            1999 and 1998...................................   10
          Consolidated Statements of Operations for the
            years ended December 31, 1999, 1998 and 1997....   11
          Consolidated Statements of Stockholders Equity for
            the years ended December 31, 1999, 1998 and
            1997............................................   12
          Consolidated Statements of Cash Flows for the
            years ended December 31, 1999, 1998 and 1997....   13
          Notes to consolidated financial statements........   14
(2) Supplemental Schedule:
          Schedule II -- Valuation and Qualifying
            Accounts........................................   36

     All schedules, except the one listed above, have been omitted because they are either not applicable, not required, or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Pioneer Corporation of America

     We have audited the accompanying consolidated balance sheets of Pioneer Corporation of America (formerly Pioneer Americas, Inc.) and subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 4, 2000

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

     Management maintains accounting systems which are supported by internal accounting controls that provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the benefits.

     An independent auditor performed an audit of Pioneer's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditor is appointed by the Board of Directors and meets regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with Pioneer's senior officers and independent auditor to review the adequacy and reliability of Pioneer's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                            JOHN R. BEAVER
                                            Vice President, Controller
                                            (Principal Accounting Officer)

February 4, 2000

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,903   $ 50,593
  Accounts receivable, less allowance for doubtful accounts:
     1999, $1,592; 1998, $2,017.............................     50,063     46,145
  Inventories...............................................     23,130     26,360
  Prepaid expenses..........................................      5,730      2,759
                                                              ---------   --------
          Total current assets..............................     81,826    125,857
  Property, plant, and equipment, at cost:
     Land...................................................     10,622     10,727
     Buildings and improvements.............................     61,014     60,520
     Machinery and equipment................................    333,094    306,989
     Construction in progress...............................     19,435     28,348
                                                              ---------   --------
                                                                424,165    406,584
     Less accumulated depreciation..........................   (103,096)   (72,525)
                                                              ---------   --------
                                                                321,069    334,059
Due from affiliates.........................................     15,231     16,512
Other assets, net of accumulated amortization: 1999, $8,956;
  1998, $6,152..............................................     66,965     48,327
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1999, $32,095; 1998,
  $22,950...................................................    192,464    201,609
                                                              ---------   --------
          Total assets......................................  $ 677,555   $726,364
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................  $  28,796   $ 30,825
  Accrued liabilities.......................................     30,716     31,384
  Current portion of long-term debt.........................      2,609      2,684
                                                              ---------   --------
          Total current liabilities.........................     62,121     64,893
Long-term debt, less current maturities.....................    583,260    564,689
Accrued pension and other employee benefits.................     15,091     25,836
Other long-term liabilities.................................     16,140     22,063
Commitments and contingencies
  Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................          1          1
  Additional paid-in capital................................     65,483     65,483
  Retained deficit..........................................    (64,541)   (16,601)
                                                              ---------   --------
          Total stockholder's equity........................        943     48,883
                                                              ---------   --------
          Total liabilities and stockholder's equity........  $ 677,555   $726,364
                                                              =========   ========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $284,312   $361,280   $241,716
Cost of sales...............................................   274,181    278,478    178,793
                                                              --------   --------   --------
Gross profit................................................    10,131     82,802     62,923
Selling, general and administrative expenses................    47,145     44,845     27,976
Unusual charges.............................................        --      1,385      2,028
                                                              --------   --------   --------
Operating income (loss).....................................   (37,014)    36,572     32,919
Equity in net loss of unconsolidated subsidiaries...........        --     (2,208)    (6,657)
Interest expense, net.......................................   (50,313)   (48,792)   (26,993)
Other income, net...........................................    14,608        759      2,904
                                                              --------   --------   --------
Income (loss) before taxes and extraordinary item...........   (72,719)   (13,669)     2,173
Income tax provision (benefit)..............................   (24,779)    (3,357)     3,002
                                                              --------   --------   --------
Loss before extraordinary item..............................   (47,940)   (10,312)      (829)
Extraordinary item, early extinguishment of debt (net of
  income tax benefit of $12,439)............................        --         --    (18,658)
                                                              --------   --------   --------
          Net loss..........................................  $(47,940)  $(10,312)  $(19,487)
                                                              ========   ========   ========
Loss per common share:
  Loss before extraordinary item............................  $(47,940)  $(10,312)  $   (829)
  Extraordinary item, net of income tax benefit.............        --         --    (18,658)
                                                              --------   --------   --------
          Net loss..........................................  $(47,940)  $(10,312)  $(19,487)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                            NUMBER OF
                                             COMMON               ADDITIONAL   RETAINED
                                             SHARES      COMMON    PAID-IN     EARNINGS
                                           OUTSTANDING   STOCK     CAPITAL     (DEFICIT)    TOTAL
                                           -----------   ------   ----------   ---------   --------
Balance at January 1, 1997...............       1         $ 1      $61,124     $ 13,198    $ 74,323
  Capital contribution by parent.........      --          --        5,500           --       5,500
  Dividend paid to parent................      --          --         (455)          --        (455)
  Net loss...............................      --          --           --      (19,487)    (19,487)
                                               --         ---      -------     --------    --------
Balance at December 31, 1997.............       1         $ 1      $66,169     $ (6,289)   $ 59,881
  Dividend paid to parent................      --          --         (686)          --        (686)
  Net loss...............................      --          --           --      (10,312)    (10,312)
                                               --         ---      -------     --------    --------
Balance at December 31, 1998.............       1         $ 1      $65,483     $(16,601)   $ 48,883
  Net loss...............................      --          --           --      (47,940)    (47,940)
                                               --         ---      -------     --------    --------
Balance at December 31, 1999.............       1         $ 1      $65,483     $(64,541)   $    943
                                               ==         ===      =======     ========    ========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
OPERATING ACTIVITIES:
Net loss....................................................  $(47,940)  $(10,312)  $ (19,487)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Reduction in post-retirement medical expense..............   (12,530)        --          --
  Extraordinary item, net of tax............................        --         --      18,658
  Depreciation and amortization.............................    51,435     47,675      24,975
  Net change in deferred taxes..............................   (24,763)    (3,357)      9,746
  Foreign exchange gain (loss)..............................    (1,025)        78         783
  Unusual charges...........................................        --      1,385       2,028
  Loss (gain) on disposal of assets.........................   (10,199)     1,845          --
  Equity in net loss of unconsolidated subsidiaries.........        --      2,208       6,657
  Net effect of changes in operating assets and liabilities
     (net of acquisitions)..................................    (6,576)      (439)     (9,638)
                                                              --------   --------   ---------
Net cash flows from operating activities....................   (51,598)    39,083      33,722
                                                              --------   --------   ---------
INVESTING ACTIVITIES:
  Acquisitions of businesses................................        --         --    (332,571)
  Investments in and advances to unconsolidated
     subsidiaries...........................................        --     (4,290)     (6,622)
  Capital expenditures, net.................................   (28,318)   (33,596)    (20,385)
  Proceeds from disposal of assets..........................    13,159        335          --
                                                              --------   --------   ---------
Net cash flows from investing activities....................   (15,159)   (37,551)   (359,578)
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
  Net proceeds under revolving credit arrangements..........    21,163         --          --
  Proceeds from long-term debt..............................        --         --     558,000
  Repayments of long-term debt..............................    (2,666)    (2,591)   (163,042)
  Debt issuance and related costs...........................      (968)        --     (32,069)
  Dividends paid to parent..................................        --       (686)       (455)
                                                              --------   --------   ---------
Net cash flows from financing activities....................    17,529     (3,277)    362,434
                                                              --------   --------   ---------
Effect of exchange rate changes on cash.....................     1,538       (714)         --
                                                              --------   --------   ---------
Net increase (decrease) in cash.............................   (47,690)    (2,459)     36,578
Cash and cash equivalents at beginning of period............    50,593     50,995      14,417
Cash acquired in acquisitions...............................        --      2,057          --
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $  2,903   $ 50,593   $  50,995
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of Pioneer Corporation of America (the "Company") and its subsidiaries (collectively, "Pioneer"), Pioneer Americas, Inc. ("PAI"), PCI Chemicals Canada Inc. ("PCI Canada"), and Kemwater North America Company ("KNA"). The Company is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI").

     All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Following the guidance of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," Pioneer operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. Pioneer operates in two geographic areas, the United States and Canada.

  Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Inventories

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by Pioneer are included in inventory.

  Property, Plant and Equipment

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

  Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 1999, 1998, and 1997 was approximately $5.8 million, $3.2 million, and $1.7 million, respectively.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $224.6 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, Pioneer's carrying value of goodwill will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $9.1 million, $8.9 million and $5.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.5 million in 1999, $1.4 million in 1998 and zero in 1997.

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

2. ACQUISITIONS

     In June 1997, Pioneer acquired a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). Consideration given for the Tacoma Acquisition was $97.0 million, 55,000 shares of the convertible redeemable preferred stock, par value $.01 per share of PCI and the assumption of certain obligations related to the acquired business. In November 1997, the Company acquired substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value, and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Acquisition and the PCI Canada Acquisition resulted in approximately $25.7 million and $79.1 million, respectively, of goodwill which is being amortized on a straight-line basis over 25 years.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following presents the unaudited pro forma effect of the above acquisitions and related financing transactions on the historical results of operations for the year ended December 31, 1997.

                                                              1997
                                                            --------
Revenues..................................................  $413,826
Operating income..........................................    73,808
Net loss..................................................    (6,915)
Loss per share -- basic and diluted.......................    (6,915)

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                         1999       1998       1997
                                                        -------   --------   --------
Accounts receivable...................................  $(3,005)  $ 21,950   $(21,095)
Due from affiliates...................................    1,280     (6,462)    (1,279)
Inventories...........................................    3,113     (2,712)    (2,206)
Prepaid expenses......................................   (2,087)       102     (2,125)
Other assets..........................................     (576)    (4,393)     6,598
Accounts payable......................................   (2,885)   (14,247)     5,449
Accrued liabilities...................................   (1,522)     1,532      8,052
Other long-term liabilities...........................   (2,443)       302     (3,684)
Accrued pension and other employee benefits...........    1,549      3,489        652
                                                        -------   --------   --------
Net change in operating accounts......................  $(6,576)  $   (439)  $ (9,638)
                                                        =======   ========   ========

     Following is supplemental cash flow information:

                                                          1999      1998       1997
                                                         -------   -------   --------
Cash paid during the period for:
  Interest.............................................  $50,531   $49,358   $ 28,272
                                                         =======   =======   ========
  Income taxes.........................................  $   126   $   159   $    543
                                                         =======   =======   ========
Investing activities of acquisitions during the period:
  Cash paid for acquisition............................  $    --   $    --   $332,571
  Liabilities assumed..................................       --        --     21,519
  Contribution by parent...............................       --        --      5,500
                                                         -------   -------   --------
  Fair value of assets acquired........................  $    --   $    --   $359,590
                                                         =======   =======   ========

     Included in the above table are the PCI Canada Acquisition and the Tacoma Acquisition in 1997.

  Non-cash investing and financing activities:

     In December 1997, Pioneer purchased a hydrochloric acid manufacturing facility that it previously had been leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

     Consideration given during the Tacoma Acquisition in 1997 included 55,000 shares of PCI redeemable preferred stock. PCI then contributed this interest in the Tacoma Facility to the Company.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Raw materials, supplies and parts...........................  $16,822   $17,014
Finished goods and work-in-process..........................    5,350     9,045
Inventories under exchange agreements.......................      958       301
                                                              -------   -------
                                                              $23,130   $26,360
                                                              =======   =======

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

  KNA and KWT

     Prior to September 1998, Pioneer indirectly owned a 50% interest in KNA which owned 100% of KWT Inc. ("KWT"). Pioneer's investment in and advances to KNA aggregated $28.6 million at December 31, 1997. During 1997, KWT established a $3.3 million reserve related to the reduction in carrying value of certain assets to their net realizable values. In September 1998, KNA exchanged its ownership in KWT for the remaining 50% ownership in KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations and financial position are included in the Company's consolidated financial statements. Below is a summary of selected items from the consolidated KNA statements of operations for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

                                                               1998        1997
                                                              -------    --------
Revenues....................................................  $26,403    $ 38,959
Gross loss..................................................     (350)        (78)
Net loss....................................................   (4,416)    (13,314)

  Investments in Basic Management, Inc. and The Landwell Company, L.P.

     Pioneer, through its subsidiary PAI, owns approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BMI is owned by other companies located in the same industrial complex.

     PAI has an approximate 21% limited partnership interest in The Landwell Company, L.P. ("Landwell"). The purpose of Landwell's business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly-owned subsidiary of BMI, acting as general partner with a 50% interest in Landwell, contributed all rights, title and interest in and to certain land to Landwell. PAI assigned certain water rights to Landwell.

     Pioneer's interests in BMI and in Landwell (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of PAI through April 20, 2015. Dividends and distributions received by Pioneer on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BMI or Landwell) are deposited into a separate cash account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of Pioneer. After payment or provision for payment of such obligations, amounts received by Pioneer subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

constituting the Basic Ownership, notwithstanding the ownership of such interests by Pioneer. Pioneer's investment in the Basic Ownership, following the equity method, is $18.0 million and $17.7 million at December 31, 1999 and 1998, respectively and the balance in the related separate cash account is $6.7 million and $5.7 million at December 31, 1999 and 1998, respectively. Within Pioneer's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as Pioneer and the sellers owe determinable amounts, Pioneer has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

6. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               1999       1998
                                                              -------    -------
Debt financing assets and organizational cost assets, net...  $17,110    $18,683
Deferred tax asset..........................................   33,630     18,525
Patents, trademarks and other intangibles, net..............    3,115      3,959
Indemnification of environmental reserve....................    7,777      3,160
Other.......................................................    5,333      4,000
                                                              -------    -------
          Other assets, net.................................  $66,965    $48,327
                                                              =======    =======

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               1999       1998
                                                              -------    -------
Payroll, benefits and pension...............................  $ 6,213    $ 7,729
Interest and bank fees......................................    5,419      5,363
Returnable deposits.........................................    1,914      2,531
Power.......................................................    1,836      1,928
Freight.....................................................    2,598      1,345
Other accrued liabilities...................................   12,736     12,488
                                                              -------    -------
          Accrued liabilities...............................  $30,716    $31,384
                                                              =======    =======

8. EMPLOYEE BENEFITS

  Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PAI and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 1999 and 1998 consist primarily of fixed income investments and equity investments.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                                1999        1998
                                                              --------    --------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year.............  $ 55,011    $ 44,299
Service cost................................................     3,042       2,278
Interest cost...............................................     3,850       3,232
Actuarial gains (losses)....................................    (3,672)      5,557
Benefits paid...............................................    (1,379)     (1,079)
Plan amendments.............................................        15         724
                                                              --------    --------
Projected benefit obligation, end of year...................  $ 56,867    $ 55,011
                                                              ========    ========
CHANGE IN PLAN ASSETS:
Market value of assets, beginning of year...................  $ 42,643    $ 38,617
Actual return on plan assets................................     2,489       3,268
Employer contributions......................................     2,600       1,863
Benefits paid...............................................    (1,407)     (1,105)
                                                              --------    --------
Market value of assets, end of year.........................  $ 46,325    $ 42,643
                                                              ========    ========
DEVELOPMENT OF NET AMOUNT RECOGNIZED:
Funded status...............................................  $(10,672)   $(12,368)
Actuarial loss..............................................     1,386       4,148
Unrecognized prior service cost.............................       666         778
                                                              --------    --------
Net amount recognized.......................................  $ (8,620)   $ (7,442)
                                                              ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Accrued pension cost........................................  $ (8,620)   $ (7,442)
                                                              --------    --------
Net amount recognized.......................................  $ (8,620)   $ (7,442)
                                                              ========    ========

                                                         1999       1998       1997
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost..........................................  $ 3,042    $ 2,278    $   994
Interest cost.........................................    3,850      3,232      1,596
Expected return on plan assets........................   (3,311)    (3,020)    (2,334)
Amortization of prior service cost....................      127         49         49
Amortization of net loss..............................       --         --        895
                                                        -------    -------    -------
Net period benefit cost...............................  $ 3,708    $ 2,539    $ 1,200
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate.........................................      7.4%       6.8%       7.3%
Expected return on plan assets........................      8.0%       8.0%       8.0%
Rate of compensation increase.........................      4.0%       4.0%       4.0%

  Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees generally contribute from 1% to 15% of their compensation. Pioneer also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of Pioneer with respect to such plans was $0.7 million, $0.7 million and $0.5 million in 1999, 1998 and 1997, respectively.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Post-Retirement Benefits Other Than Pensions

     Effective January 1, 1999, Pioneer modified its retiree health care benefits plan. Employees retiring on or after January 1, 1999 will not receive company-paid retiree medical benefits. Eligible employees who retired prior to January 1, 1999 will continue to receive certain company-paid health care benefits. Pioneer provides certain life insurance benefits for qualifying retired employees who reached normal retirement age while working for Pioneer.

     Information concerning the plan obligation, the funded status, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
Accumulated post-retirement benefit obligation, beginning of
  year......................................................  $ 28,396   $ 20,532
Service cost................................................        99        535
Interest cost...............................................       499        776
Actuarial gains (losses)....................................    (1,644)     6,828
Benefits paid...............................................      (325)      (275)
Plan curtailment............................................   (20,874)        --
                                                              --------   --------
Accumulated post-retirement benefit obligation, end of
  year......................................................  $  6,151   $ 28,396
                                                              ========   ========
Funded status...............................................  $ (6,151)  $(28,396)
Unrecognized net loss.......................................       146      8,718
                                                              --------   --------
Accrued benefit cost........................................  $ (6,005)  $(19,678)
                                                              ========   ========

                                                           1999      1998       1997
                                                           ----     ------     ------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost.............................................  $ 99     $  535     $  664
Interest cost............................................   499        776      1,095
Amortization of net loss.................................    --        283        114
                                                           ----     ------     ------
Net period benefit cost..................................  $598     $1,594     $1,873
                                                           ====     ======     ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate............................................   8.0%       6.8%       7.3%

     The weighted-average annual assumed health care trend rate is assumed to be 7.6% for 1999. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  104          $   (84)
Effect on post-retirement benefit obligation..............       1,351           (1,097)

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Revolving credit facility; variable interest rates based on
  U.S. prime rate plus 1 1/2% and Canadian prime rate plus
  1 1/4%....................................................  $ 21,163   $     --
9 1/4% Senior Secured Notes, due June 15, 2007..............   200,000    200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........   175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    97,500     98,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    80,750     81,750
Other notes, maturing in various years through 2014, with
  various installments, at various interest rates...........    11,456     12,123
                                                              --------   --------
          Total.............................................   585,869    567,373
Current maturities of long-term debt........................    (2,609)    (2,684)
                                                              --------   --------
          Long-term debt, less current maturities...........  $583,260   $564,689
                                                              ========   ========

     Long-term debt matures as follows: $2.6 million in 2000; $7.2 million in 2001; $23.9 million in 2002; $2.8 million in 2003; $2.8 million in 2004; and
$546.7 million thereafter.

     In September 1999, the Company entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 1999 of $45.9 million was subject to a reserve of $5.0 million until Pioneer's ratio of interest to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 1999, there were letters of credit outstanding of $5.2 million and loans outstanding of $21.2 million.

     As part of the Tacoma Acquisition in June 1997, Pioneer issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered into a nine and one-half year $100.0 million term facility and entered into a $35.0 million revolving facility (which was subsequently amended in connection with the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its then-existing 13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, Pioneer issued and sold $175.0 million of 9 1/4% Senior Secured Notes due October 15, 2007, entered into a nine and one-quarter year $83.0 million term facility, and entered into an amendment to the revolving facility discussed above.

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007, are senior obligations of Pioneer, ranking pari passu with all existing and future senior indebtedness of Pioneer. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of the Company's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The senior notes are redeemable at a premium at Pioneer's option starting in 2002. Before 2001, Pioneer may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of Pioneer (to the extent such funds are contributed to the issuer). Upon change of control, as defined in the agreement, Pioneer is required to offer to purchase all the senior notes for 101% of the principal due.

     Pioneer may prepay the June 1997 term facility and the November 1997 term facility. Any prepayment is subject to a premium of 1% to 3% during the first three years of the facility.

     Pioneer's long-term debt agreements contain various restrictions on the Company, which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations.

     The Company is restricted in paying dividends to PCI and making certain other defined cash investments to the sum of $5.0 million plus 50% of the cumulative consolidated net income of the Company since June 1997. As of December 31, 1999, no additional distributions were allowable under the debt covenants. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to
1.0 for the prior four fiscal quarters. As of December 31, 1999, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed.

     The Company is a holding company with no operating assets or operations. PCI Canada is the issuer of the $175.0 million 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by the Company and the Company's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCI Canada and the guarantors of these notes are as follows:

                                            AS OF                                  AS OF
                                      DECEMBER 31, 1999                      DECEMBER 31, 1998
                             ------------------------------------   ------------------------------------
                               PCI         NOTE      CONSOLIDATED     PCI         NOTE      CONSOLIDATED
                              CANADA    GUARANTORS     COMPANY       CANADA    GUARANTORS     COMPANY
                             --------   ----------   ------------   --------   ----------   ------------
Current assets.............  $ 22,073    $ 59,753      $ 81,826     $ 29,962    $ 95,895      $125,857
Non-current assets.........   186,584     409,145       595,729      191,004     409,503       600,507
Current liabilities........    23,961      38,160        62,121       22,103      42,790        64,893
Non-current liabilities....   184,565     429,926       614,491      185,031     427,557       612,588

                                      FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                      DECEMBER 31, 1999                      DECEMBER 31, 1998
                             ------------------------------------   ------------------------------------
Revenues...................  $107,554    $176,758      $284,312     $129,740    $231,540      $361,280
Gross profit (loss)........    10,550        (419)       10,131       37,693      45,109        82,802
Net income (loss)..........   (13,701)    (34,239)      (47,940)       5,198     (15,510)      (10,312)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

10. FINANCIAL INSTRUMENTS

  Concentration of Credit Risk

     Pioneer manufactures and sells its products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Pioneer's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have been immaterial.

     Pioneer maintains cash deposits with major banks, which generally may exceed federally insured limits. Pioneer periodically assesses the financial condition of the institutions and believes that any risk of loss is minimal.

  Investments

     It is the policy of Pioneer to invest its excess cash in securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment at least "A-2" or the equivalent thereof by Standard & Poors or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Revolving Facility.

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to Pioneer for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. Pioneer held no derivative financial instruments as of December 31, 1999 and 1998.

     At December 31, 1999, the fair market value of all of Pioneer's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value, based upon quoted market prices, of $158.0 million and $134.8 million, respectively.

11. GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on destination.

                                                         1999       1998       1997
                                                       --------   --------   --------
REVENUES
United States........................................  $198,694   $268,186   $219,558
Canada...............................................    81,004     87,614     16,398
Other................................................     4,614      5,480      5,760
                                                       --------   --------   --------
Consolidated.........................................  $284,312   $361,280   $241,716
                                                       ========   ========   ========
LONG-LIVED ASSETS
United States........................................  $337,573   $406,328   $401,853
Canada...............................................   186,514    175,655    187,009

     During 1997, sales to an individual customer in the amount of $27.7 million exceeded 10% of consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1998 or 1999.

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. UNUSUAL CHARGES AND EXTRAORDINARY LOSSES

     During 1998, the Company disposed if its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. Pioneer recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Unusual charges in 1998 also include approximately $0.4 million related to the consolidation and downsizing of certain administrative functions.

     Unusual charges in 1997 include a $1.0 million charge related to the closure of certain of PAI's plants and the consolidation of their operations to other locations.

     Substantially all accrued unusual charges were expended by December 31, 1998.

     During the second quarter of 1997, Pioneer recognized an $18.7 million extraordinary loss as a result of the early extinguishment of its then-existing 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

13. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Interest expense........................................  $51,230   $50,136   $28,195
Interest income.........................................     (917)   (1,344)   (1,202)
                                                          -------   -------   -------
Interest expense, net...................................  $50,313   $48,792   $26,993
                                                          =======   =======   =======

     Capitalized interest was $0.3 million in 1999. No interest was capitalized in 1998 or 1997.

14. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 1999, Pioneer had letters of credit and performance bonds outstanding of approximately $5.2 million and $3.4 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 2000. No amounts were drawn on the letters of credit at December 31, 1999.

  Purchase Commitments

     Pioneer has various purchase commitments related to its operations. Pioneer has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. Pioneer also has various commitments related to the purchase of electricity, which

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 1999 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
2000........................................................      894          899,000
2001........................................................      225          395,000
2002........................................................      225          122,000
2003........................................................      225          122,000
2004........................................................       --          122,000
Thereafter..................................................       --        1,165,000
                                                                -----        ---------
          Total commitment quantities.......................    1,569        2,825,000
                                                                =====        =========

     During the years ended December 31, 1999, 1998, and 1997 all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     Pioneer leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1999 are as follows:

2000.......................................................  $14,984
2001.......................................................   11,925
2002.......................................................    7,825
2003.......................................................    4,830
2004.......................................................    2,681
Thereafter.................................................    1,836
                                                             -------
          Total minimum obligations........................  $44,081
                                                             =======

     Lease expense charged to operations for the years ended December 31, 1999, 1998, and 1997 was approximately $17.3 million, $18.6 million and $14.0 million, respectively.

  Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect Pioneer's operations or financial position.

15. INCOME TAXES

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

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of loss before income taxes and extraordinary item and income taxes are as follows:

                                                          1999       1998      1997
                                                        --------   --------   -------
Income (loss) before taxes and extraordinary item:
  U.S. ...............................................  $(52,045)  $(23,242)  $(1,302)
  Foreign.............................................   (20,674)     9,573     3,475
                                                        --------   --------   -------
          Total.......................................  $(72,719)  $(13,669)  $ 2,173
                                                        ========   ========   =======
Current income tax provision:
  U.S. ...............................................  $     --   $     --   $    --
  Foreign.............................................        --         --       617
  State...............................................        --         --     1,066
                                                        --------   --------   -------
          Total current...............................        --         --     1,683
                                                        --------   --------   -------
Deferred income tax provision (benefit):
  U.S. ...............................................  $(16,582)  $ (7,314)  $ 1,437
  Foreign.............................................    (6,973)     4,374       684
  State...............................................    (1,224)      (417)     (802)
                                                        --------   --------   -------
          Total deferred..............................   (24,779)    (3,357)    1,319
                                                        --------   --------   -------
          Total income tax provision (benefit)........  $(24,779)  $ (3,357)  $ 3,002
                                                        ========   ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                1999       1998
                                                              --------   --------
Deferred tax liabilities:
Tax versus book basis -- property, plant and equipment......  $(24,655)  $(29,590)
  Other -- net..............................................        --       (236)
                                                              --------   --------
          Total deferred tax liabilities....................   (24,655)   (29,826)
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................     3,972      7,200
  Environmental reserve.....................................     4,656      3,126
  Equity in partnership.....................................     4,082      4,082
  Alternative minimum tax credit carryover..................     1,006      1,806
  Allowance for doubtful accounts...........................       889      1,035
  Other accrued liabilities.................................       281        432
  Net operating loss ("NOL") carryforward of PCI............    48,823     26,419
                                                              --------   --------
          Total deferred tax assets.........................    63,709     44,100
Valuation allowance for deferred tax assets.................        --         --
                                                              --------   --------
Net deferred tax assets.....................................    63,709     44,100
                                                              --------   --------
Net deferred taxes..........................................  $ 39,054   $ 14,274
                                                              ========   ========

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the periods presented is as follows:

                                         1999                1998                1997
                                  ------------------   -----------------   ----------------
                                   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT
                                  --------   -------   -------   -------   ------   -------
Tax at U.S. statutory rates.....  $(24,452)    (35)%   $(4,784)    (35)%   $  761      35%
State and foreign income taxes,
  net of federal tax benefit....    (2,109)     (2)     (1,004)     (7)       289      13
Amortization of non-deductible
  goodwill......................     1,782       3       2,431      18      2,033      93
Other -- net....................        --      --          --      --        (81)     (3)
                                  --------     ---     -------     ---     ------     ---
                                  $(24,779)    (34)%   $(3,357)    (24)%   $3,002     138%
                                  ========     ===     =======     ===     ======     ===

     At December 31, 1999, PCI had available to it on a consolidated tax return basis approximately $149 million of NOL which expires in 2009 through 2019 and $18 million of foreign NOL which expires in 2013 and 2014. The NOL is available for offset against future taxable income generated during the carryforward period. A tax sharing agreement provides that the Company will be liable to PCI for its separate tax liability only to the extent the consolidated group has a tax liability. However, as long as PCI's NOL is available to the consolidated group to reduce taxable income, the Company's tax liability to PCI will be substantially reduced. As a result of the tax sharing agreement, the NOL is reflected by the Company for financial reporting purposes.

16. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     Pioneer's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of Pioneer's facilities, investigations or remediation is underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities Pioneer is in the process of replacing or closing ponds for the collection of wastewater. Pioneer plans to spend approximately $3.0 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at the Henderson plant, replacing them with systems to recycle wastewater. Pioneer believes that it is in substantial compliance with existing governmental regulations.

     Pioneer's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by Pioneer. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to Pioneer's property.

     In connection with the October 1988 acquisition of the chlor-alkali business by the Company's predecessor (the "Predecessor Company"), ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at Pioneer's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the acquisition of the Predecessor Company by the Company (the "Pioneer Acquisition"), the ZENECA Indemnity terminated on April 20, 1999. The ZENECA Indemnity continues to cover those claims as to which proper notice was given to the ZENECA Companies and certain other conditions had been satisfied. Management believes that proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by Pioneer. It is possible, however, that disputes could arise between the parties and that Pioneer would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify Pioneer for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to Company plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by Pioneer for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by Pioneer (see Note 5); and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.8 million, $3.4 million and $2.1 million for the year ended December 31, 1999, 1998, and 1997, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $1.2 million, $2.5 million and $4.1 million for the year ended December 31, 1999, 1998, and 1997, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of the Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor-alkali-related remediation of the

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual, in the amount of $5.2 million, is recorded in Pioneer's consolidated balance sheets at December 31, 1999. However, complete analysis and study has not been completed, and therefore, additional charges may be recorded in the event a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in Pioneer's consolidated balance sheets at December 31, 1999 and 1998. Other assets include an account receivable of the same amount from the ZENECA Companies. Pioneer believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

17. RELATED PARTY TRANSACTIONS

     On December 28,1999, Pioneer sold its 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. Pioneer's interest in Saguaro was accounted for using the cost method of accounting. Pioneer sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro were as follows:

                                                              1999     1998     1997
                                                             ------   ------   ------
Sales to Saguaro...........................................  $  874   $  778   $  856
Purchases from Saguaro.....................................   1,585    1,284    1,352
Partnership cash distribution from Saguaro (included in
  other income)............................................   1,020      975    1,033

     Accounts receivable from and accounts payable to Saguaro are not significant to Pioneer's consolidated balance sheet.

     Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 1999, 1998 and 1997, for its services BMI charged operating expenses to Pioneer of approximately $1.6 million, $1.3 million and $1.1 million, respectively.

     Interlaken Capital, Inc., an entity controlled by William R. Berkley, Chairman of the Board of Pioneer and PCI, was paid a fee of approximately $1.3 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility in 1997. The firm was paid a fee of approximately $2.4 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the PCI Canada Acquisition in 1997.

     During 1999, Pioneer entered into agreements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provides procurement, handling and dates management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel,

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Louisiana. William R. Berkley, Chairman of the Board of Pioneer and PCI, owns approximately twenty-five percent of Strategic's common stock, and serves as a director of the company. Andrew R. Bursky, a director of Pioneer and PCI, is a director and chairman of the board of Strategic, and Jack Nusbaum, a director of Pioneer and PCI, is also a director of Strategic. During 1999, the Strategic affiliate was paid a total of $2.5 million for services rendered to Pioneer under the agreement

18. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Pioneer is required to adopt the provisions of SFAS No. 133 in the first quarter of 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on Pioneer's financial position or results of operations.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST     SECOND     THIRD      FOURTH
                                              QUARTER   QUARTER    QUARTER    QUARTER
                                              -------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
  Revenues..................................  $68,039   $ 65,997   $ 71,571   $ 78,705
  Operating income (loss)...................    4,882    (13,987)   (11,979)   (15,930)
  Loss before taxes and extraordinary
     item...................................   (8,042)   (26,212)   (22,204)   (16,261)
  Net loss..................................   (5,711)   (17,696)   (13,939)   (10,594)
  Loss per common share.....................   (5,711)   (17,696)   (13,939)   (10,594)
FOR YEAR ENDED DECEMBER 31, 1998(1)
  Revenues..................................  $94,619   $ 96,028   $ 93,083   $ 77,550
  Operating income (loss)...................   17,491     12,830      8,464     (2,213)
  Income (loss) before taxes and
     extraordinary item.....................    6,996       (295)    (5,409)   (14,961)
  Net income (loss).........................    3,620       (143)    (4,337)    (9,452)
  Earnings (loss) per common share..........    3,620       (143)    (4,337)    (9,452)

---------------

(1) Prior to September 30, 1998, Pioneer indirectly owned 50% of KNA which owned 100% of KWT. The remaining 50% of KNA was owned indirectly by PCI. Through that date Pioneer accounted for its interest in KNA using the equity method. Pioneer's equity in the companies' results of operations was shown as "Equity in net loss of unconsolidated subsidiaries." On September 30, 1998, KNA exchanged its ownership in KWT for the remaining 50% of KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations are included in the Company's consolidated financial statements.

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

        (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.1*             -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCI and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to PCI's
                            Current Report on Form 8-K filed on May 5, 1995).
        2.2*             -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and PCI (incorporated by
                            reference to Exhibit 2 to the Company's Current Report on
                            Form 8-K filed on July 1, 1997).
        2.3(a)*          -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCI Canada"), PCI
                            Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                            Inc. and Imperial Chemical Industries plc (incorporated
                            by reference to Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.3(b)*          -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCI Canada, PCI Carolina, Inc.
                            and PCI and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
        3.1*             -- Certificate of Incorporation of the Company filed with
                            the Secretary of State of Delaware on March 6, 1995
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file no. 33-98828)).
        3.2*             -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-4, as amended (file no. 33-98828)).
        4.1*             -- Indenture, dated as of June 17, 1997, by and among the
                            Company, the Subsidiary Guarantors defined therein and
                            United States Trust Company of New York, as Trustee,
                            relating to $200,000,000 principal amount of 9 1/4%
                            Series A Senior Notes due 2007, including form of Note
                            and Guarantees (incorporated by reference to Exhibit 2 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997).
        4.2(a)*          -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(b)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(c)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to the Company's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
        4.3(a)*          -- Term Loan Agreement, dated as of June 17, 1997, among the
                            Company, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "Pioneer Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to the Company's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
        4.3(b)*          -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the Pioneer Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            the Company's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
        4.4*             -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to the Company's Registration Statement on Form S-4,
                            as amended (file No. 333-30683)).
        4.5*             -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.6*             -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, the Company and PAI
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
        4.7*             -- Indenture, dated as of October 30, 1997, by and among PCI
                            Canada, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.8*             -- Deed of Hypothec, dated as of October 30, 1997, by PCI
                            Canada in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.2 to PCI Canada's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
        4.9*             -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCI Canada, Pioneer Licensing, Inc. and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.3 to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.10*            -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCI Canada and United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.4 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.11(a)*         -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(a) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(b)*         -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(b) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(c)*         -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.5(c) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(a)*         -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(b)*         -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(b) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(c)*         -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCI Canada in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.13*            -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.7 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.14(a)*         -- Term Loan Agreement, dated as of October 30, 1997, among the Company, various financial institutions, as Lenders,
                            DLJ Capital Funding, Inc., as the Syndication Agent,
                            Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.14(b)*         -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCI Canada, the Guarantors identified therein and
                            the Initial Purchasers identified therein (incorporated
                            by reference to Exhibit 4.8(b) to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.15*            -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            the Company, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCI Canada's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
        4.16*            -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCI Canada and the Company (incorporated by
                            reference to Exhibit 4.10 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.17*            -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and the Company, Imperial West Chemical Co.,
                            Black Mountain Power Company, T.C. Holdings, Inc.,
                            Pioneer Licensing, Inc. and Pioneer (East), Inc., as
                            Guarantors, dated as of September 24, 1999 (incorporated
                            by reference to Exhibit 10 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999.
       10.1*             -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Sellers party
                            thereto (incorporated by reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
       10.2*             -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
       10.3*+            -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.4*+            -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
       10.5*+            -- Employment Agreement, dated April 20, 1995, between PCI and Richard C. Kellogg, Jr. (incorporated by reference to
                            Exhibit 10.1 to PCI's Quarterly Report on Form 10-Q for
                            the quarter ended June 30, 1995 (file no. 1-9859)).
       10.6*+            -- Executive Employment Agreement, dated January 4, 1997,
                            between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
       10.7*+            -- Stock Purchase Agreement, dated January 4, 1997, between
                            PCI and Michael J. Ferris (incorporated by reference to
                            Exhibit 10.11 to PCI's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
       10.8*+            -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.12 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
       10.9*+            -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between PCI and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
       27                -- Financial Data Schedule.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     (c) Financial Statement Schedule.

          Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts for the Company. All other schedules have been omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                         PIONEER CORPORATION OF AMERICA
                       (FORMERLY PIONEER AMERICAS, INC.)

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO                             BALANCE AT
                                             BEGINNING    COSTS AND                                END OF
DESCRIPTION                                  OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS      PERIOD
-----------                                  ----------   ----------   ---------   ----------    ----------
Year Ended December 31, 1999:
  Allowance for doubtful accounts..........    $2,017        $320        $ --        $(745)(A)     $1,592
Year Ended December 31, 1998:
  Allowance for doubtful accounts..........     2,002         135          --        $(120)(A)     $2,017
Year Ended December 31, 1997:
  Allowance for doubtful accounts..........     1,311         123         604(B)      (413)(A)      2,002

---------------

(A)  Uncollectable accounts written off, net of recoveries.

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

March 29, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MICHAEL J. FERRIS                  President and Chief Executive    March 29, 2000
-----------------------------------------------------    Officer and Director
                 (Michael J. Ferris)

                /s/ PHILIP J. ABLOVE                   Executive Vice President and     March 29, 2000
-----------------------------------------------------    Chief Financial Officer and
                 (Philip J. Ablove)                      Director (Principal Financial
                                                         Officer)

                 /s/ JOHN R. BEAVER                    Vice President, Controller       March 29, 2000
-----------------------------------------------------    (Principal Accounting
                  (John R. Beaver)                       Officer)

               /s/ WILLIAM R. BERKLEY                  Chairman of the Board            March 29, 2000
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                   Director                         March 29, 2000
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                  Director                         March 29, 2000
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR.               Director                         March 29, 2000
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JOHN R. KENNEDY                   Director                         March 29, 2000
-----------------------------------------------------
                  (John R. Kennedy)

                 /s/ JACK H. NUSBAUM                   Director                         March 29, 2000
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/ THOMAS H. SCHNITZIUS                 Director                         March 29, 2000
-----------------------------------------------------
               (Thomas H. Schnitzius)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER            DESCRIPTION
  -------           -----------
    27       - Financial Data Schedule