Form 10-Q
period 2000-03-31
PIONEER CORP OF AMERICA
filed 2000-05-11
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO__________

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


             700 LOUISIANA STREET, SUITE 4300, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

     On April 30, 2000, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 2000 and December 31, 1999                                  3

             Consolidated Statements of Operations--Three Months Ended March 31, 2000 and 1999                  4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 2000 and 1999                  5

             Notes to Consolidated Financial Statements                                                         6

                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                   9















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

                         PART I --FINANCIAL INFORMATION

                         PIONEER CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2000                1999
                                                                                    ------------------ -------------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                             $  6,003             $  2,903
   Accounts receivable, net of allowance for doubtful accounts of $1,521 at
     March 31, 2000 and $1,592 at December 31, 1999                                        47,965               50,063
   Inventories                                                                             24,492               23,130
   Prepaid expenses                                                                         5,108                5,730
                                                                                         --------             --------
Total current assets                                                                       83,568               81,826
Property, plant and equipment:
   Land                                                                                    10,622               10,622
   Buildings and improvements                                                              60,821               61,014
   Machinery and equipment                                                                332,993              333,094
   Construction in progress                                                                21,161               19,435
                                                                                         --------             --------
                                                                                          425,597              424,165
   Less: accumulated depreciation                                                        (110,940)            (103,096)
                                                                                         --------             --------
                                                                                          314,657              321,069
Due from affiliates                                                                        15,567               15,231
Other assets, net of accumulated amortization of $10,567 at March 31, 2000
   and $9,206 at December 31, 1999                                                         71,869               66,965
Excess cost over fair value of net assets acquired, net of accumulated
amortization                                                                              190,180              192,464
                                                                                         --------             --------
   of $34,382 at March 31, 2000 and $32,095 at December 31, 1999
Total assets                                                                             $675,841             $677,555
                                                                                         ========             ========

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS) Current
liabilities:
   Accounts payable                                                                      $ 25,929             $ 28,796
   Accrued liabilities                                                                     35,383               30,716
   Current portion of long-term debt                                                        2,609                2,609
                                                                                         --------             --------
Total current liabilities                                                                  63,921               62,121
Long-term debt, less current portion                                                      588,210              583,260
Accrued pension and other employee benefits                                                15,482               15,091
Other long-term liabilities                                                                16,577               16,140
Commitments and contingencies (Note 4) Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                  1                    1
   Additional paid-in capital                                                              65,483               65,483
   Retained deficit                                                                       (73,833)             (64,541)
                                                                                         --------             --------
Total stockholder's equity (deficiency in assets)                                          (8,349)                 943

Total liabilities and stockholder's equity (deficiency in assets)                        $675,841             $677,555
                                                                                         ========             ========





                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
Revenues                                                                      $ 81,687      $ 68,039
Cost of sales                                                                   70,717        53,750

Gross profit                                                                    10,970        14,289
Selling, general and administrative expenses                                    10,828         9,408
Unusual charges                                                                    872         1,017
                                                                               -------      --------
Operating income                                                                  (730)        3,864
Interest expense, net                                                          (13,102)      (11,917)
Other income, net
                                                                                   128            11
Loss before taxes                                                              (13,704)       (8,042)
Income tax benefit                                                              (4,412)       (2,331)

Net loss                                                                      $ (9,292)      $ (5,711)
                                                                              ========       ========

Net loss per share                                                            $ (9,292)      $ (5,711)
                                                                              ========       ========

Weighted average number of common shares outstanding
                                                                                     1              1
                                                                              ========       ========











                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              ----------------------
                                                                                                2000          1999
                                                                                              --------      --------
Operating activities:
   Net loss                                                                                   $ (9,292)     $ (5,711)
   Adjustments to reconcile net loss to net cash
     from operating activities:
        Depreciation and amortization                                                          12,387         12,886
        Net change in deferred taxes                                                           (4,590)        (2,331)
        Reduction in post-retirement medical expense                                               --        (12,530)
        Loss on disposal of assets                                                                872          1,057
        Foreign exchange loss (gain)                                                               25           (260)
        Net effect of changes in operating assets and liabilities                               2,195           (388)
                                                                                              -------       --------
Net cash flows from operating activities                                                        1,597         (7,277)
                                                                                              -------       --------
Investing activities:
   Capital expenditures                                                                        (3,802)         (7,270)
   Proceeds received from disposals of assets                                                     529           1,143
                                                                                              -------       ---------
Net cash flows from investing activities                                                       (3,273)         (6,127)
                                                                                              -------       ---------
Financing activities:
   Net proceeds under revolving credit arrangements                                             5,538              --
   Payments on long-term debt                                                                    (589)           (665)
                                                                                              -------        --------
Net cash flows from financing activities                                                        4,949            (665)
                                                                                              -------        --------

Effect of exchange rate on cash                                                                  (173)            111
                                                                                              -------        --------

Net change in cash                                                                              3,100         (13,958)

Cash at beginning of period                                                                     2,903          50,593
                                                                                              -------        --------
Cash at end of period                                                                         $ 6,003        $ 36,635
                                                                                              =======        ========










                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at March 31, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

     The consolidated balance sheet at December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effects of changes in operating assets and liabilities are as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              -------------------------
                                                                                                2000             1999
                                                                                              -------------------------
     Accounts receivable                                                                      $ 2,052           $ 5,754
     Due from affiliates                                                                         (446)           (1,086)
     Inventories                                                                               (1,405)           (1,800)
     Prepaid expenses                                                                             510               (52)
     Other assets                                                                                 825               (28)
     Accounts payable                                                                          (2,526)           (4,076)
     Accrued liabilities                                                                        4,562               814
     Other long-term liabilities                                                               (1,377)               86
                                                                                              -------           -------
          Net change in operating assets and liabilities                                      $ 2,195           $  (388)
                                                                                              =======           =======

     Following are supplemental disclosures of cash flow information:

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              ------------------------
                                                                                                2000             1999
                                                                                              -------           ------
     Cash payments for:
        Interest                                                                              $ 4,862           $ 3,479
        Income taxes                                                                          $   59            $  351

3.  INVENTORIES

Inventories consist of the following:

                                                                              MARCH 31,         DECEMBER 31,
                                                                                  2000                1999
                                                                             -----------       -------------
          Raw materials, supplies and parts                                    $ 15,086           $ 16,822
          Finished goods and work-in-process                                      7,056              5,350
          Inventories under exchange agreements                                   2,350                958
                                                                               --------           --------
                                                                               $ 24,492           $ 23,130
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

5.  PCI CHEMICALS CANADA INC.

     Pioneer is a holding company with no operating assets or operations. A subsidiary of Pioneer, PCI Chemicals Canada Inc. ("PCI Canada"), has outstanding $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCI Canada and the guarantors of these notes are as follows:

                                 PCI              NOTE         CONSOLIDATED         PCI              NOTE        CONSOLIDATED
                                CANADA         GUARANTORS        COMPANY           CANADA         GUARANTORS        COMPANY
                             -------------    -------------    -------------    -------------    -------------   --------------
                                          AS OF MARCH 31, 2000                             AS OF DECEMBER 31, 1999
                             -----------------------------------------------    -----------------------------------------------
Current assets                   $ 19,463         $ 64,105         $ 83,568         $ 22,073         $ 59,753         $ 81,826
Non-current assets                158,986          433,287          592,273          160,415          435,314          595,729
Current liabilities                26,112           37,809           63,921           23,961           38,160           62,121
Non-current liabilities           189,878          430,391          620,269          184,565          429,926          614,491

                               FOR THE THREE MONTHS ENDED MARCH 31, 2000          FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             -----------------------------------------------    -----------------------------------------------

Revenues                         $ 31,892         $ 49,795         $ 81,687         $ 26,406         $ 41,633         $ 68,039
Gross profit                        5,232            5,738           10,970            4,212           10,077           14,289
Net loss                           (1,742)          (7,550)          (9,292)          (1,709)          (4,002)          (5,711)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

6. RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Revenues. Revenues increased by $13.6 million, or approximately 20%, to $81.7 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices and greater volume.

      Cost of Sales. Cost of sales increased $17.0 million, or approximately 32%, for the three months ended March 31, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain on modification of the Company's retiree health care benefits during the first quarter of 1999. The remaining increase in cost of sales was principally due to greater volume and higher power costs.

      Gross Profit. Gross profit margin decreased to 13% in 2000 from 21% in 1999 primarily as a result of the cost of sales increase discussed above, partially offset by the ECU pricing increase.

      Unusual Charges. Unusual charges for the three months ended March 31, 2000 included a $0.9 million loss related to the Company's alum coagulant business in Antioch, California. Unusual charges in 1999 were primarily a loss of $1.0 million resulting from the sale of the Company's iron chlorides business in the first quarter of 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or approximately 15%, for the three months ended March 31, 2000. This increase was due to the absence of the gain on modification of the Company's retiree health care benefits discussed above of $1.6 million. Without this item, such expense would have experienced a slight decrease.

      Interest Expense, Net. Interest expense increased in 2000 as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

      Net Loss. Due to the factors described above, net loss for the three months ended March 31, 2000 was $9.3 million, compared to a net loss of $5.7 million for the same period in 1999.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              27  Financial Data Schedule.

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           PIONEER AMERICAS, INC.




May 10, 2000                               By:    /s/ Philip J. Ablove
                                                  ------------------------------
                                                  Philip J. Ablove
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                         Financial Data Schedule