Form 10-Q
period 2000-06-30
PIONEER CORP OF AMERICA
filed 2000-08-11
CIK 944649

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     On August 11, 2000, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                         PIONEER CORPORATION OF AMERICA

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION



                                                                         Page
Item 1.      Consolidated Financial Statements
             Consolidated Balance Sheets--June 30, 2000
               and December 31, 1999                                      3

             Consolidated Statements of Operations--Three Months
               Ended June 30, 2000 and 1999 and Six Months Ended
               June 30, 2000 and 1999                                     4

             Consolidated Statements of Cash Flows--Six Months
               Ended June 30, 2000 and 1999                               5

             Notes to Consolidated Financial Statements                   6


                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                            10





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

                         PART I --FINANCIAL INFORMATION

                         PIONEER CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2000             1999
                                                                  ----------      -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                      $    7,091      $     2,903
   Accounts receivable, net of allowance for
     doubtful accounts of $1,509 at June 30, 2000
     and $1,592 at December 31, 1999                                  51,283           50,063
   Inventories                                                        25,329           23,130
   Prepaid expenses                                                    5,117            5,730
                                                                  ----------      -----------
Total current assets                                                  88,820           81,826
Property, plant and equipment:
   Land                                                               10,622           10,622
   Buildings and improvements                                         61,228           61,014
   Machinery and equipment                                           342,196          333,094
   Construction in progress                                           15,999           19,435
                                                                  ----------      -----------
                                                                     430,045          424,165
   Less: accumulated depreciation                                   (120,031)        (103,096)
                                                                  ----------      -----------
                                                                     310,014          321,069
Due from affiliates                                                   15,680           15,231
Other assets, net of accumulated amortization
  of $11,588 at June 30, 2000 and $9,206 at
  December 31, 1999                                                   67,093           66,965
Excess cost over fair value of net assets acquired,
  net of accumulated amortization of $36,664 at
  June 30, 2000 and $32,095 at December 31, 1999                     187,899          192,464
                                                                  ----------      -----------
Total assets                                                      $  669,506      $   677,555
                                                                  ==========      ===========




          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
   Accounts payable                                               $   24,836      $    28,796
   Accrued liabilities                                                31,467           30,716
   Current portion of long-term debt                                   2,609            2,609
                                                                  ----------      -----------
Total current liabilities                                             58,912           62,121
Long-term debt, less current portion                                 595,225          583,260
Accrued pension and other employee benefits                           15,786           15,091
Other long-term liabilities                                           13,498           16,140
Commitments and contingencies
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value, 1,000 shares
      authorized, issued and outstanding                                   1                1
   Additional paid-in capital                                         65,483           65,483
   Retained deficit                                                  (79,399)         (64,541)
                                                                  ----------      -----------
Total stockholder's equity (deficiency in assets)                    (13,915)             943
                                                                  ----------      -----------
Total liabilities and stockholder's equity
   (deficiency in assets)                                         $  669,506      $   677,555
                                                                  ==========      ===========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                           --------------------    ---------------------
                                                             2000        1999        2000        1999
                                                           --------    --------    ---------   ---------
Revenues                                                   $ 86,584    $ 65,997    $ 168,271   $ 134,036
Cost of sales                                                74,944      68,588      145,661     122,338
                                                           --------    --------    ---------   ---------
Gross profit (loss)                                          11,640      (2,591)      22,610      11,698
Selling, general and administrative expenses                 10,812      11,395       21,640      20,803
Unusual charges                                                 (86)         --          786       1,017
                                                           --------    --------    ---------   ---------
Operating income (loss)                                         914     (13,986)         184     (10,122)
Interest expense, net                                       (12,926)    (12,254)     (26,028)    (24,171)
Other income, net                                             3,812          28        3,940          39
                                                           --------    --------    ---------   ---------
Loss before taxes                                            (8,200)    (26,212)    (21,904)     (34,254)
Income tax benefit                                           (2,635)     (8,516)     (7,047)     (10,847)
                                                           --------    --------    ---------   ---------
Net loss                                                   $ (5,565)   $ (17,696)  $ (14,857)  $ (23,407)
                                                           ========    =========   =========   =========
Net loss per share                                         $ (5,565)   $ (17,696)  $ (14,857)  $ (23,407)
                                                           ========    =========   =========   =========

Weighted average number of common shares outstanding              1            1           1           1
                                                           ========    =========   =========   =========


                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                                 2000          1999
                                                                             -----------    -----------
Operating activities:
   Net loss                                                                  $   (14,857)   $   (23,407)
   Adjustments to reconcile net loss to net cash
     from operating activities:
        Depreciation and amortization                                             24,967         25,870
        Net change in deferred taxes                                              (7,277)       (11,208)
        Reduction in post-retirement medical expense                                  --        (12,530)
        Loss (gain) on disposal of assets                                         (2,516)         1,061
        Loss (gain) from foreign exchange rate fluctuations                          417           (769)
        Net effect of changes in operating assets and liabilities                 (3,162)        (2,867)
                                                                             -----------    -----------
Net cash flows used in operating activities                                       (2,428)       (23,850)
                                                                             -----------    -----------
Investing activities:
   Capital expenditures                                                           (8,420)       (16,704)
   Proceeds received from disposals of assets                                      3,896          1,145
                                                                             -----------    -----------
Net cash flows provided by (used in) investing activities                         (4,524)       (15,559)
                                                                             -----------    -----------
Financing activities:
   Net proceeds under revolving credit arrangements                               13,185             --
   Repayments on long-term debt                                                   (1,220)        (1,334)
                                                                             -----------    -----------
Net cash flows used in financing activities                                       11,965         (1,334)

Effect of exchange rate changes on cash                                             (825)         1,122
                                                                             -----------    -----------
Net increase (decrease) in cash                                                    4,188        (39,621)

Cash at beginning of period                                                        2,903         50,593
                                                                             -----------    -----------
Cash at end of period                                                        $     7,091    $    10,972
                                                                             ===========    ===========


                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at June 30, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effects of changes in operating assets and liabilities are as follows:

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              ----------      ----------
     Accounts receivable                                                      $   (1,463)     $    5,799
     Due from affiliates                                                          (1,470)          1,789
     Inventories                                                                  (2,399)         (1,456)
     Prepaid expenses                                                                915          (1,044)
     Other assets                                                                  7,739            (706)
     Accounts payable                                                             (3,314)           (838)
     Accrued liabilities                                                           1,286          (5,911)
     Other long-term liabilities                                                  (4,456)           (500)
                                                                             -----------      ----------
          Net change in operating assets and liabilities                     $    (3,162)     $   (2,867)
                                                                             ===========      ==========


     Following are supplemental disclosures of cash flow information:


                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                 ------------------------
                                                    2000          1999
                                                 ----------    ----------
     Cash payments for:
        Interest                                 $  26,976     $   25,331
        Income taxes                                    11            168

3.  INVENTORIES

Inventories consist of the following:

                                                  JUNE 30,      DECEMBER 31,
                                                    2000           1999
                                                 ---------      ----------
     Raw materials, supplies and parts           $  15,701      $  16,822
     Finished goods and work-in-process              6,785          5,350
     Inventories under exchange agreements           2,843            958
                                                 ---------      ---------
                                                 $  25,329      $  23,130
                                                 =========      =========

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

     The Company relies on indemnification from certain of the previous owners of acquired business in connection with certain environmental liabilities at certain of its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification agreements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

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

                                 PCI              NOTE         CONSOLIDATED         PCI              NOTE           CONSOLIDATED
                                CANADA         GUARANTORS        COMPANY           CANADA         GUARANTORS           COMPANY
                             -------------    -------------    -------------    ------------    -------------       ------------
                                            AS OF JUNE 30, 2000                             AS OF DECEMBER 31, 1999
                             -----------------------------------------------    ------------------------------------------------
Current assets                  $ 19,375         $ 69,445         $ 88,820         $ 22,073         $ 59,753         $ 81,826
Non-current assets               157,137          423,549          580,686          160,415          435,314          595,729
Current liabilities               19,067           39,845           58,912           23,961           38,160           62,121
Non-current liabilities          191,575          432,934          624,509          184,565          429,926          614,491


                                FOR THE THREE MONTHS ENDED JUNE 30, 2000           FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             -----------------------------------------------    -----------------------------------------------

Revenues                        $ 31,417         $ 55,167         $ 86,584         $ 24,818         $ 41,179         $ 65,997
Gross profit (loss)                4,130            7,510           11,640              499           (3,090)          (2,591)
Net loss                          (1,717)          (3,848)          (5,565)          (4,551)         (13,145)         (17,696)

                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             -----------------------------------------------    -----------------------------------------------

Revenues                        $ 63,309         $104,962         $168,271         $ 51,224         $ 82,812         $134,036
Gross profit                       9,363           13,247           22,610            4,711            6,987           11,698
Net loss                          (3,480)         (11,377)         (14,857)          (6,260)         (17,147)         (23,407)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

6.  OTHER LONG-TERM LIABILITIES (ENVIRONMENTAL)

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediation is underway, and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future.

     In connection with the 1995 transaction pursuant to which the Company acquired all of the outstanding common stock and other equity interests of an acquired company from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify the Company and its affiliates for certain environmental remediation obligations arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by the Company for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of certain reserves established on the Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Seller's notes to cover such liabilities.

     During June 2000, the Company and the Sellers effected an agreement, pursuant to which the Company, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the Company's balance sheet since a right of setoff existed.

     As part of this transaction, a third-party environmental analysis was performed on all of the Company's sites subject to the indemnity. The Company then adjusted the remediation reserve on its balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, the Company reported a pre-tax gain of $1.8 million during the second quarter of 2000 which is reflected as a reduction of cost of sales.

7.  RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenues. Revenues increased by $20.6 million or approximately 31% to $86.6 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices. ECU prices were approximately 39% higher during the second quarter of 2000 versus the second quarter of 1999.

     Cost of Sales. Cost of sales increased $6.4 million or approximately 9%, for the three months ended June 30, 2000, as compared to the same period in 1999, principally due to a $5.2 million increase in power costs and an increase in sales volume. This increase was partially offset by a $1.8 million reduction in environmental remediation expense in connection with the environmental analysis conducted during the quarter.

     Gross Profit (Loss). During the second quarter of 2000, gross profit increased $14.2 million as a result of higher ECU sales prices, partially offset by the cost of sales increase discussed above. Gross profit margin for the second quarter of 2000 was 13%, as compared to a negative margin of 4% in the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or approximately 5%, for the three months ended June 30, 2000, primarily as a result of overhead expense reductions.

     Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income, Net. Other income, net for the quarter ended June 30, 2000 was $3.8 million, which consisted primarily of a $3.3 million gain from the sale of certain excess property.

     Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2000 was $5.6 million, compared to a net loss of $17.7 million for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues. Revenues increased by $34.2 million or approximately 26% to $168.3 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. ECU prices were approximately 30% higher during the first half of 2000 versus the same period in 1999.

     Cost of Sales. Cost of sales increased $23.3 million or approximately 19%, for the six months ended June 30, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of the Company's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to higher power costs and greater sales volume, partially offset by the reduction in environmental remediation expense during the three months ended June 30, 2000.

     Gross Profit (Loss). Gross profit increased $10.9 million, for a gross margin of 13% in 2000 compared to 9% in 1999, primarily as a result of the ECU pricing increase, partially offset by the cost of sales increase discussed above.

    Unusual Charges. Unusual charges for the six months ended June 30, 2000 included a $0.9 million loss related to the disposition of the Company's alum coagulant business at Antioch, California. Unusual charges in 1999 were primarily due to a loss of $1.0 million resulting from the sale of the Company's iron chlorides business in the first quarter of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or approximately 4%, for the six months ended June 30, 2000. An increase of $1.6 million was due to the absence of the modification of the Company's retiree health care benefits referred to above, offset by decreases related to overhead expense reductions.

     Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income, Net. Other income, net for the six months ended June 30, 2000 was primarily a $3.3 million gain from the sale of certain excess property.

     Net Loss. Due to the factors described above, the net loss for the six months ended June 30, 2000 of $14.9 million, decreased from a net loss of $23.4 million for the same period in 1999.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27  Financial Data Schedule.

          (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.




                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER CORPORATION OF AMERICA




August 11, 2000                              By: /s/ Philip J. Ablove
                                                 --------------------
                                                 Philip J. Ablove
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

     27             Financial Data Schedule