Form 10-Q
period 2000-09-30
PIONEER CORP OF AMERICA
filed 2000-11-08
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     On November 1, 2000, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                           3

             Consolidated Statements of Operations - Three Months Ended September 30, 2000
                   and 1999 and Nine Months Ended September 30, 2000 and 1999                                 4

             Consolidated Statements of Cash Flows -Nine Months Ended September 30, 2000
                   and 1999                                                                                   5

             Notes to Consolidated Financial Statements                                                       6


                                          PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                10




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

                         PART I - FINANCIAL INFORMATION

                         PIONEER CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                       $      3,855      $      2,903
   Accounts receivable, net of allowance for doubtful accounts of $1,335 at
     September 30, 2000 and $1,592 at December 31, 1999                                  48,482            50,063
   Inventories                                                                           25,144            23,130
   Prepaid expenses                                                                       4,618             5,730
                                                                                   ------------      ------------
Total current assets                                                                     82,099            81,826
Property, plant and equipment:
   Land                                                                                  10,622            10,622
   Buildings and improvements                                                            61,248            61,014
   Machinery and equipment                                                              341,069           333,094
   Construction in progress                                                              17,003            19,435
                                                                                   ------------      ------------
                                                                                        429,942           424,165
   Less: accumulated depreciation                                                      (126,827)         (103,096)
                                                                                   ------------      ------------
                                                                                        303,115           321,069
Due from affiliates                                                                       3,792            15,231
Other assets, net of accumulated amortization of $10,765 at September 30, 2000
   and $8,956 at December 31, 1999                                                       80,873            66,965
Excess cost over fair value of net assets acquired, net of accumulated amortization of $37,754 at September 30, 2000 and $32,095 at December 31,
   1999                                                                                 181,750           192,464
                                                                                   ------------      ------------
Total assets                                                                       $    651,629      $    677,555
                                                                                   ============      ============

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable                                                                $     32,725      $     28,796
   Accrued liabilities                                                                   38,981            30,716
   Current portion of long-term debt                                                      7,109             2,609
                                                                                   ------------      ------------
Total current liabilities                                                                78,815            62,121
Long-term debt, less current portion                                                    582,401           583,260
Accrued pension and other employee benefits                                              15,270            15,091
Other long-term liabilities                                                              12,470            16,140
Commitments and contingencies (see Note 4)
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                1                 1
   Additional paid-in capital                                                            65,483            65,483
   Retained deficit                                                                    (102,811)          (64,541)
                                                                                   ------------      ------------
Total stockholder's equity (deficiency in assets)                                       (37,327)              943
                                                                                   ------------      ------------
Total liabilities and stockholder's equity (deficiency in assets)                  $    651,629      $    677,555
                                                                                   ============      ============








                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ------------------------------      ------------------------------
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
Revenues                                         $     86,224      $     71,571      $    254,495      $    205,607
Cost of sales                                          83,029            71,781           228,690           194,119
                                                 ------------      ------------      ------------      ------------
Gross profit (loss)                                     3,195              (210)           25,805            11,488
Selling, general and administrative expenses            9,364            11,769            31,790            32,572
                                                 ------------      ------------      ------------      ------------
Operating loss                                         (6,169)          (11,979)           (5,985)          (21,084)
Interest expense, net                                 (14,579)          (12,806)          (40,607)          (36,977)
Other income (expense), net                           (17,158)            2,581           (13,218)            1,603
                                                 ------------      ------------      ------------      ------------
Loss before taxes                                     (37,906)          (22,204)          (59,810)          (56,458)
Income tax benefit                                    (14,496)           (8,265)          (21,543)          (19,112)
                                                 ------------      ------------      ------------      ------------
Net loss                                         $    (23,410)     $    (13,939)     $    (38,267)     $    (37,346)
                                                 ============      ============      ============      ============

Net loss per share                               $    (23,410)     $    (13,939)     $    (38,267)     $    (37,346)
                                                 ============      ============      ============      ============
Weighted average number of common shares
    outstanding                                             1                 1                 1                 1
                                                 ============      ============      ============      ============



                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ------------------------------
                                                                          2000               1999
                                                                      ------------      ------------
Operating activities:
   Net loss                                                           $    (38,266)     $    (37,346)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                       37,454            38,737
        Net change in deferred taxes                                       (21,449)          (18,847)
        Reduction in post-retirement medical expense                            --           (12,530)
        Loss on disposal of assets                                          14,859             1,061
        Loss (gain) from foreign exchange rate fluctuations                    768              (769)
        Net effect of changes in operating assets and liabilities           13,935             3,947
                                                                      ------------      ------------
Net cash flows from operating activities                                     7,301           (25,747)
                                                                      ------------      ------------

Investing activities:
   Capital expenditures                                                    (12,746)          (23,513)
   Net proceeds received from disposals of assets                            4,825             1,145
                                                                      ------------      ------------
Net cash flows from investing activities                                    (7,921)          (22,368)
                                                                      ------------      ------------

Financing activities:
   Net proceeds under revolving credit arrangements                          4,997             3,315
   Repayments on long-term debt                                             (1,855)           (2,004)
                                                                      ------------      ------------
Net cash flows from financing activities                                     3,142             1,311

Effect of exchange rate changes on cash                                     (1,570)            1,148
                                                                      ------------      ------------

Net increase (decrease) in cash                                                952           (45,656)

Cash at beginning of period                                                  2,903            50,593
                                                                      ------------      ------------
Cash at end of period                                                 $      3,855      $      4,937
                                                                      ============      ============















                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

     The consolidated balance sheet at December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effects of changes in operating assets and liabilities are as follows:


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                        ------------------------------
                                                             2000             1999
                                                        ------------      ------------
Accounts receivable                                     $      1,545      $      2,564
Due from affiliates                                           (1,584)            1,786
Inventories                                                   (2,344)              397
Prepaid expenses                                               1,402            (1,747)
Other assets                                                   6,266            (2,932)
Accounts payable                                               5,352              (140)
Accrued liabilities                                            8,754             5,667
Other long-term liabilities                                   (5,456)           (1,648)
                                                        ------------      ------------
     Net change in operating assets and liabilities     $     13,935      $      3,947
                                                        ============      ============

     Following are supplemental disclosures of cash flow information:


                              NINE MONTHS ENDED
                                SEPTEMBER 30,
                       -----------------------------
                           2000              1999
                       ------------     ------------
Cash payments for:
   Interest            $     33,196     $     29,442
   Income taxes                  11              178

3. INVENTORIES

Inventories consist of the following:


                                          SEPTEMBER 30,    DECEMBER 31,
                                              2000             1999
                                          ------------     ------------

Raw materials, supplies and parts         $     14,118     $     16,822
Finished goods and work-in-process               8,165            5,350
Inventories under exchange agreements            2,861              958
                                          ------------     ------------
                                          $     25,144     $     23,130
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

     The Company relies on indemnification from certain of the previous owners of acquired businesses in connection with certain environmental liabilities at certain of its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification agreements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

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

     During June 2000, the Company and the Sellers effected an agreement, pursuant to which the Company, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the Company's balance sheet since a right of setoff existed.

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


                                PCI              NOTE         CONSOLIDATED         PCI              NOTE         CONSOLIDATED
                              CANADA          GUARANTORS        COMPANY           CANADA         GUARANTORS         COMPANY
                            ------------     ------------     ------------     ------------     ------------     ------------
                                        AS OF SEPTEMBER 30, 2000                           AS OF DECEMBER 31, 1999
                            ----------------------------------------------     ----------------------------------------------


Current assets              $     18,249     $     63,850     $     82,099     $     22,073     $     59,753     $     81,826
Non-current assets               153,930          415,600          569,530          186,584          409,503          595,729
Current liabilities               28,038           50,777           78,815           23,961           38,160           62,121
Non-current liabilities          147,226          462,915          610,141          184,565          429,926          614,491


                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                        ---------------------------------------------------    -----------------------------------------------

Revenues                $     35,194         $     51,030     $     86,224     $     27,420      $     44,151    $     71,571
Gross profit (loss)            6,077               (2,882)           3,195            2,657            (2,867)           (210)
Net loss                        (259)             (23,151)         (23,410)          (1,996)          (11,943)        (13,939)


                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                        -------------------------------------------------       -----------------------------------------------

Revenues                $     98,503         $    155,992     $    254,495      $     78,644     $    126,963    $    205,607
Gross profit                  15,440               10,365           25,805             7,368            4,120          11,488
Net loss                      (3,739)             (34,528)         (38,267)           (8,256)         (29,090)        (37,346)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

6. DISPOSITION OF COAGULANT CHEMICALS BUSINESS

     On August 21, 2000, the Company sold its coagulant business and transferred to the buyer fixed assets, including a plant in Spokane, Washington, and certain technology-related assets and liabilities associated with the Spokane operations. The Company received cash of $0.9 million as payment for Spokane. On the same date, an affiliate of the Company also sold its coagulant business to the same buyer, transferring assets and liabilities associated with a plant in Savannah, Georgia, except for a related party payable of $17 million for advances from the Company which were written off by the Company, and is reflected as a decrease in due from affiliates on the balance sheet and an increase in other expense on the income statement. This transaction did not have a material impact on the Company's cash flows.

7. RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues increased by $14.7 million or approximately 20% to $86.2 million for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices. ECU prices were approximately 45% higher during the third quarter of 2000 versus the third quarter of 1999.

     Cost of Sales. Cost of sales increased $11.2 million or approximately 16% for the three months ended September 30, 2000, as compared to the same period in 1999, principally due to an $8.9 million increase in power costs.

     Gross Profit (Loss). During the third quarter of 2000, gross profit increased by $3.4 million as a result of higher ECU sales prices, partially offset by the cost of sales increase discussed above. Gross profit margin for the third quarter of 2000 was 4%, as compared to a small negative margin in the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.4 million for the three months ended September 30, 2000, primarily as a result of overhead expense reductions and lower amortization costs.

     Interest Expense, Net. Interest expense, net increased in 2000 primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income (Expense), Net. Other income (expense), net for the quarter ended September 30, 2000 was $19.7 million less than the year-ago period. This reduction was due to one-time refunds and credits received in the third quarter of 1999, along with the non-cash intercompany receivable write-down discussed in
Note 6 of Notes to Consolidated Financial Statements.

     Net Loss. Due to the factors described above, net loss for the three months ended September 30, 2000 was $23.4 million, compared to a net loss of $13.9 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues increased by $48.9 million, or approximately 24%, to $254.5 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. ECU prices were approximately 35% higher during the first nine months of 2000 versus the same period in 1999. Sales volumes during the first nine months of 2000 were also higher than the same period in 1999.

     Cost of Sales. Cost of sales increased $34.6 million, or approximately 18%, for the nine months ended September 30, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of the Company's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to a $15.9 million increase in power costs and greater sales volume.

     Gross Profit (Loss). Gross profit increased $14.3 million, resulting in a gross profit margin of 10% in 2000 compared to 6% in 1999, primarily as a result of the ECU pricing increase, partially offset by the cost of sales increase discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.8 million, or approximately 2%, for the nine months ended September 30, 2000. Decreases related to overhead expense reductions were partially offset by an increase of $1.6 million due to the absence of the modification of the Company's retiree health care benefits referred to above.

     Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income (Expense), Net. Other income (expense), net decreased for the nine months ended September 30, 1999 by $14.8 million compared to the same period in 1999. The decrease was the result of a non-cash related party receivable write-down discussed in Note 6, partially offset by the $3.3 million gain from the sale of certain excess property in 2000.

     Net Loss. Due to the factors described above, the net loss for the nine months ended September 30, 2000 of $38.3 million, increased from a net loss of $37.3 million for the same period in 1999.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27   Financial Data Schedule.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PIONEER CORPORATION OF AMERICA




November 8, 2000                        By: /s/ Philip J. Ablove
                                           ----------------------------------
                                           Philip J. Ablove
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27                  Financial Data Schedule