Form 10-K405
period 2000-12-31
PIONEER CORP OF AMERICA
filed 2001-04-13
CIK 944649

--------------------------------------------------------------------------------
SEC 1344
(7-2000)            PERSONS WHO POTENTIALLY ARE TO RESPOND TO THE COLLECTION OF
Previous            INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
versions            RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
obsolete            CONTROL NUMBER.

--------------------------------------------------------------------------------


                                                       =========================
                                                           OMB APPROVAL
                                                       -------------------------
                                                       OMB Number: 3235-0058
                                                       -------------------------
                                                       Expires: January 31, 2002
                                                       -------------------------
                                                       Estimated average burden
                                                       hours per response...2.50
                                                       =========================

                                                       SEC FILE NUMBER
                                                       CUSIP NUMBER
                                                       33-98828

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 12b-25

                         NOTIFICATION OF LATE FILING

(Check One):

[X} Form 10-K            [ ] Form 11-K

[ ] Form 20-F            [ ] Form 10-Q             [ ] Form N-SAR

For Period Ended: December 31, 2000
                  --------------------------------------------------------------

[ ] Transition Report on Form 10-K

[ ] Transition Report on Form 20-F

[ ] Transition Report on Form 11-K

[ ] Transition Report on Form 10-Q

[ ] Transition Report on Form N-SAR

For the Transition Period Ended:
                                 -----------------------------------------------

--------------------------------------------------------------------------------
    Read Instruction (on back page) Before Preparing Form Please Print or Type.
--------------------------------------------------------------------------------
    NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.
--------------------------------------------------------------------------------

    If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
                                                        ----------------------

------------------------------------------------------------------------------

                                     PART I
                             REGISTRANT INFORMATION


    Full Name of Registrant Pioneer Corporation of America
                            --------------------------------------------------
    Former Name if Applicable Pioneer Americas, Inc.
                              ------------------------------------------------

    Address of principal executive office (Street and number)
                                                              ----------------
    700 Louisiana Street, Suite 4300
    --------------------------------------------------------------------------

    City, state and zip code Houston, Texas 77002
                             -------------------------------------------------

                                    PART II
                            RULES 12b-25(b) AND (c)

    If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[ ]    (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

       (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof,
[X] will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ]    (c)  The accountant's statement or other exhibit required by Rule
            12b-25(c) has been attached if applicable.

                                    PART III
                                   NARRATIVE

    State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

    As indicated in reports on Form 8-K filed on December 19, 2000, and January 8, 2001, the Registrant has defaulted in the payment of principal and interest that is due under outstanding credit obligations, and it is developing a financial restructuring plan. It has also entered into discussion with senior creditors, and its senior officers and other personnel have been required to devote time and attention to the due diligence efforts by representatives of the creditors. The structure of the Registrant's financial restructuring plan has been provided to such representatives, and discussions during the next two weeks will determine whether there is the basis for a successful restructuring.

    The significant uncertainties surrounding the basis of a restructuring plan and its implementation have delayed the final determination of the Registrant's asset carrying values and tax attributes. In addition, the Registrant's staff has devoted significant efforts to the development of the restructuring plan. As a result, the Registrant has been unable to complete the preparation of the annual report on Form 10-K for the year ended December 31, 2001, in a timely manner.


                                    12b25-1

                                    PART IV
                               OTHER INFORMATION

    (1) Name and telephone number of person to contact in regard to this notification.

Kent R. Stephenson                             713                570-3257
--------------------------------------------------------------------------------
     (Name)                                 (Area Code)       (Telephone Number)

    (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
                                                             [X] Yes      [ ] No

    (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                             [X] Yes      [ ] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Registrant's operating loss for the year ended December 31, 2000, was approximately $11.1 million, compared to an operating loss of $37.0 million for the prior year. Revenues in 2000 were $335.2 million, compared to 1999 revenues of $284.3 million. Cost of sales in 2000 increased to $304.4 million from $274.2 million in 1999, while selling, general and administrative expenses decreased to $41.9 million from $47.1 million. Sharply higher energy costs in 2000 hampered the expected earnings recovery from the results of historically low prices in 1999 for chlorine and caustic soda, the Registrant's principal products.

                         Pioneer Corporation of America
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  04/02/2001               By: /s/ Kent R. Stephenson
     ------------------------      ---------------------------------------------
                                    Kent R. Stephenson, Vice President

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                   ATTENTION

    INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001).



                             GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.13(b) of this Chapter).

http://www.sec.gov/divisions/corpfin/forms/12b-25.htm
Last update: 07/20/2000

                                    12b25-2

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
         incorporation or organization)

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

     On March 30, 2001, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X], No [ ].

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     The Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format permitted by General Instruction (I)(2) of Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PIONEER CORPORATION OF AMERICA

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 2000

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    6
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
Item 7a.  Quantitative and Qualitative Market Risk Disclosures........    7
Item 8.   Financial Statements and Supplementary Data.................    7
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32

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

     Certain statements in this Form 10-K are "forward looking statements" within the meaning of the Securities Litigation Reform Act. Forward looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the Company's high financial leverage, the status and possible outcomes of restructuring efforts, global economic conditions, Company and industry production problems, competitive prices, the cyclical nature of the markets for many of the Company's products and raw materials, and other risks and uncertainties discussed in detail. Actual outcomes may vary materially from those indicated by the forward looking statements.

ITEM 1. BUSINESS.

     Pioneer manufactures and markets chlorine and caustic soda and several related products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Americas, Inc. (formerly known as Pioneer Chlor-Alkali Company, Inc.) ("PAI"), and PCI Chemicals Canada Inc. ("PCI Canada"). In August 2000, Pioneer completed the disposal of substantially all of the assets of a former operating subsidiary, Kemwater North America Company ("KNA").

     The Company is a wholly-owned subsidiary of PCI. PCI is a publicly-traded company which, prior to its acquisition of the Predecessor Company in 1995, was actively seeking acquisitions and had no operations. As of December 31, 2000, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of PCI and William R. Berkley (who may be deemed to beneficially own all shares of PCI common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of PCI.

     Pioneer owns and operates five chlor-alkali plants in North America with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs," each consisting of 1 ton of chlorine and 1.1 tons of caustic soda), as well as certain related product manufacturing facilities. Management believes that Pioneer is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity. In addition to its chlor-alkali capacity, Pioneer manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     Pioneer's five chlor-alkali production facilities are located in Becancour, Quebec; Tacoma, Washington; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. The five facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Tacoma facility also produces hydrochloric acid and calcium chloride. The Dalhousie facility also produces sodium chlorate. During 2000, Pioneer's U.S. plants faced substantially higher energy costs and in March 2001, Pioneer announced a fifty percent curtailment in the capacity of the Tacoma plant due to an inability to obtain sufficient power at reasonable prices.

     Pioneer also operates three bleach production and chlorine repackaging facilities in California and Washington, and distributes these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by the Henderson and Tacoma chlor-alkali facilities. Additional production units at Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R).

     On August 21, 2000, KNA sold its coagulant business and transferred to the buyer fixed assets, including a plant in Spokane, Washington, and certain technology-related assets and liabilities associated with the Spokane operations. The Company received cash of $0.9 million as payment for Spokane. On the same date, an affiliate of the Company also sold its coagulant business to the same buyer, transferring assets and liabilities associated with a plant in Savannah, Georgia, except for a related party payable of $17 million for advances from the Company which were written off by the Company, and is reflected as a decrease in due from affiliates on the balance sheet and an increase in other expense on the income statement. This transaction did not have a material impact on the Company's cash flows. Also in 2000, a charge of $0.9 million was recorded, relating to the disposition of KNA's alum coagulant business at Antioch, California.

     The Company is a holding company with no operating assets or operations. As of December 31, 2000, Pioneer had outstanding $590.3 million of long-term debt, most of which is classified as current in the December 31, 2000 Consolidated Balance Sheet. See Note 10 to the Consolidated Financial Statements. $175.0 million of this debt was issued by PCI Canada in the form of 9 1/4% Senior Secured Notes due October 15, 2007. There are no restrictions on the ability of PCI Canada or the Company's other subsidiaries to pay dividends to or make other distributions to the Company or PCI Canada. Pioneer's debt agreements, including those related to PCI Canada's indebtedness, contain restrictions, which, among other things, could limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to redeem shares of stock. See Note 10 to the Consolidated Financial Statements for summarized financial information on PCI Canada.

  Debt Restructuring

     In December 2000 the Company delayed making payments on various debt obligations due to lack of sufficient liquidity. As a result, at December 31, 2000 Pioneer was not in compliance with the terms of certain of its debt agreements. Accordingly, $586.3 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet. Pioneer's cash flows and liquidity have been substantially reduced due to the steep decline in ECU prices in 1999 and extraordinarily high power costs in 2000. Decreased liquidity warranted the suspension of debt service in favor of funding ongoing operations. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time.

     Pioneer has held discussions with an informal committee of holders of the senior notes and term facilities, as well as other creditors, about a financial restructuring plan. The objective of the restructuring is to establish a capital structure that is consistent with Pioneer's cash flows throughout the industry cycle, and that affords Pioneer adequate funding of capital expenditures, working capital needs, and debt service requirements. The proposed restructuring may have to occur under the supervision of a United States Bankruptcy Court. While the Company believes that these discussions have been productive, there can be no assurances that an agreement on the proposed restructuring can be timely completed.

     The accompanying financial statements present the liabilities at face value. The debt restructuring could result in debt being paid at less than 100% of its face value and the carrying value of assets could be changed.

     The sufficiency of Pioneer's liquidity and capital resources is dependent upon the successful completion of the financial restructuring described above, generating sufficient positive cash flow from operations and obtaining financing as may be required. While Pioneer believes it will be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation, the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

  Results of Operations

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentage of revenues):


                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                               2000              1999
                                                    ---------------    --------------
Revenues..........................................  $ 335,152   100%   $284,312   100%
Cost of sales.....................................    304,357    91     274,181    96
                                                    ---------   ---    --------   ---
Gross profit......................................     30,795     9      10,131     4
Selling, general and administrative expense.......     41,891    12      47,145    17
                                                    ---------   ---    --------   ---
Operating loss....................................    (11,096)   (3)    (37,014)  (13)
Interest expense, net.............................    (54,990)  (17)    (50,313)  (18)
Other income (expense), net.......................    (13,812)    4      14,608     5
                                                    ---------   ---    --------   ---
Loss before income taxes and extraordinary item...    (79,898)  (24)    (72,719)  (26)
Income tax expense (benefit)......................     33,102   (10)    (24,779)    9
                                                    ---------   ---    --------   ---
Net loss..........................................  $(113,000)  (34)%  $(47,940)  (17)%
                                                    =========   ===    ========   ===

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Revenues increased by $50.8 million, or approximately 18%, to $335.2 million for the twelve months ended December 31, 2000, as compared to the same period in 1999. Pioneer's average ECU sales price for the year ended December 31, 2000 was $327, an increase of approximately 35% from the average 1999 sales price of $242. Sales volumes during the twelve months ended December 31, 2000 were similar to those during 1999. The sale of KNA resulted in a $7.6 million revenue decrease in 2000 as compared to 1999 due to the inclusion of only a partial year of operations in 2000.

     Cost of Sales. Cost of sales increased $30.2 million or approximately 11% in 2000, as compared to 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of Pioneer's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to a $17.9 million increase in power costs and a $7.9 million increase in purchase-for-resale costs for product purchased from third parties and resold to Pioneer customers, offset by an $8.3 million decrease due to the inclusion of only a partial year of operations of KNA.

     Gross Profit. Gross profit margin increased to 9% in 2000 from 4% in 1999, primarily as a result of higher average ECU sales prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million in 2000. Decreases related to overhead expense reductions and the absence of asset impairments recorded in 1999 were partially offset by an increase of $1.6 million due to the absence of the modification of Pioneer's retiree health care benefits referred to above.

     Interest Expense, Net. Interest expense, net increased $4.7 million to $55.0 million in 2000 primarily as a result of interest incurred on higher revolving credit balances and higher variable interest rates in 2000 as compared to 1999. Although Pioneer suspended payments of interest under various debt agreements in December 2000, all amounts owing were expensed and included in accrued liabilities, or, in the case of the revolving credit facility, added to the outstanding revolving credit facility balance, at December 31, 2000.

     Other Income(Expense), Net. Other expense in 2000 included a $17 million loss from the write off of a related party receivable in connection with an affiliate of the Company selling its coagulant business offset by a $3.3 million gain on the sale of excess property at the Henderson plant. In 1999, other income included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro Power Company.

     Income Taxes. Pioneer is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. In 2000, based on the uncertainty as to the effect of the Company's restructuring on the availability and use of Pioneer's net operating loss carryforwards ("NOLs"), and the level of historical taxable income and projections for future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that Pioneer will not realize the full benefit of the deferred tax assets relating to NOLs. Accordingly, Pioneer has recorded a valuation allowance of $61.9 million for the year ended December 31, 2000.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 effective January 1, 2001, did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

  Market Risk Disclosures

     The Company has certain long-term debt instruments that are subject to market risk. At December 31, 2000, approximately $210.6 million of the Company's debt had variable interest rates, including LIBOR and U.S. prime rate based loans. An increase in the market interest rates would increase the Company's interest expense and its cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase the Company's interest expense and payments by approximately $0.5 million. The Company's remaining debt instruments, totaling approximately $379.7 million at December 31, 2000, are at various fixed interest rates ranging from 8.0% to 9.25%, with the majority at 9.25%.

     The Company, through PCI Canada, operates in Canada and is subject to foreign currency exchange rate risk. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Certain other items within PCI Canada's working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by approximately $0.3 million.

  Risk Factors

  ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON RESTRUCTURING

     Since December 2000, Pioneer has not been in compliance with certain covenants of its senior notes and term facilities. Pioneer stopped making payments of interest under the senior notes and principal under the term facilities in December 2000. Due to cross default provisions in the revolving facility agreement, the revolving facility is currently in default also. As Pioneer is not in compliance with the terms of these debt agreements, the debt outstanding under these debt agreements is classified as a current liability on Pioneer's December 31, 2000 Consolidated Balance Sheet.

  DISRUPTION OF OPERATIONS DUE TO RESTRUCTURING

     Pioneer's restructuring efforts could adversely affect its relationship with its customers, suppliers and employees. Employees generally are not party to employment contracts. Due to uncertainty about Pioneer's financial condition, it may be difficult to retain or attract high quality employees. If Pioneer's relationships with its customers, suppliers and employees are adversely affected, its operations could be materially affected. Weakened operating results could adversely affect Pioneer's ability to complete the restructuring.

  FINANCIAL UNCERTAINTY

     Until the financial restructuring is completed, there is significant uncertainty regarding Pioneer. Until the uncertainty is removed and the new capital structure is in place, the reported financial information discussed in this Annual Report on Form 10-K may not be indicative of operating results or financial condition. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

  Forward Looking Statements

     Certain statements in this Form 10-K regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the outcome of financial restructuring efforts, the cyclical nature of the markets for many of Pioneer's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 2. PROPERTIES.

  Facilities

     The following table sets forth certain information regarding Pioneer's principal production, distribution and storage facilities as of March 31, 2001. All property is owned by Pioneer unless otherwise indicated.

LOCATION                                 MANUFACTURED PRODUCTS
--------                                 ---------------------
Becancour, Quebec.....................   Chlorine and caustic soda
                                         Hydrochloric acid
                                         Bleach
                                         Hydrogen
Tacoma, Washington....................   Chlorine and caustic soda
                                         Hydrochloric acid
                                         Calcium chloride
                                         Hydrogen
St. Gabriel, Louisiana................   Chlorine and caustic soda
                                         Hydrogen
Henderson, Nevada.....................   Chlorine and caustic soda
                                         Hydrochloric acid
                                         Bleach
                                         Hydrogen
Dalhousie, New Brunswick..............   Chlorine and caustic soda
                                         Sodium chlorate
                                         Hydrogen
Cornwall, Ontario*....................   Bleach
                                         Cereclor(R) chlorinated
                                         paraffin
                                         PSR 2000(R) pulping additive
                                         IMPAQT(R) pulping additive
Tracy, California*....................   Bleach
                                         Chlorine repackaging
Santa Fe Springs, California*.........   Bleach
                                         Chlorine repackaging
Tacoma, Washington....................   Bleach
                                         Chlorine repackaging
Various*..............................   Distribution

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

     The acquisition of the chlor-alkali facility in Tacoma was financed with the proceeds of a nine and one-half year $100 million term facility provided to the Company (the "PCA Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by the Company (the "Senior Notes"). The Senior Notes and obligations outstanding under the PCA Term Facility are secured by first mortgages on PAI's Tacoma, St. Gabriel, and Henderson facilities. The acquisition of the PCI Canada facilities was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to the Company (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

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

     Pursuant to the terms of certain debt instruments, there are restrictions on the ability of Pioneer to transfer funds to PCI, resulting in limitations on PCI's ability to declare dividends on its Common Stock. See Note 10 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K selected financial data is contained in Item 1 -- Business -- "Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, management's narrative analysis of the results of operations is contained in
Item 1 -- Business -- "Results of Operations".

ITEM 7a. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

     This item is omitted in accordance with General Instruction (I)(2) of Form 10-K. In accordance with General Instruction (I)(2)(a) of Form 10-K, market risk disclosures are contained in Item 1 -- Business -- "Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                                    PAGE
                                                                    ----
(1)  Consolidated financial statements:
     Report of Management........................................     8
     Independent Auditors' Report................................     9
     Consolidated Balance Sheets as of December 31, 2000 and
     1999........................................................    10
     Consolidated Statements of Operations for the years ended
     December 31, 2000,   1999 and 1998..........................    11
     Consolidated Statements of Stockholders' Equity (Deficiency
     in Assets) for the years ended December 31,   2000, 1999 and
     1998........................................................    12
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000,   1999 and 1998..........................    13
     Notes to consolidated financial statements..................    14
(2)  Supplemental Schedule:
     Schedule II -- Valuation and Qualifying Accounts............    37

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

     The accompanying consolidated financial statements have been prepared assuming that Pioneer will continue as a going concern. As discussed in Note 1, Pioneer is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern without a financial restructuring. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     An independent auditor performed an audit of Pioneer's financial statements for the purpose of determining that the statements are presented fairly in accordance with accounting principles generally accepted in the United States of America. The independent auditor is appointed by the Board of Directors and meets regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with Pioneer's senior officers and independent auditor to review the adequacy and reliability of Pioneer's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                            PIERRE PRUD'HOMME
                                            Vice President, Controller
                                            (Principal Accounting Officer)

April 11, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pioneer Corporation of America

     We have audited the accompanying consolidated balance sheets of Pioneer Corporation of America and subsidiaries ("Pioneer") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of Pioneer's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Pioneer will continue as a going concern. As discussed in Note 1, Pioneer is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
April 11, 2001

                         PIONEER CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $   5,000   $   2,903
  Accounts receivable, less allowance for doubtful accounts:
     2000, $1,392; 1999, $1,592.............................     49,563      50,063
     Inventories............................................     25,067      23,130
     Prepaid expenses.......................................      4,100       5,730
                                                              ---------   ---------
          Total current assets..............................     83,730      81,826
  Property, plant, and equipment, at cost:
     Land...................................................     10,622      10,622
     Buildings and improvements.............................     61,334      61,014
     Machinery and equipment................................    348,695     333,094
     Construction in progress...............................     15,137      19,435
                                                              ---------   ---------
                                                                435,788     424,165
     Less accumulated depreciation..........................   (135,404)   (103,096)
                                                              ---------   ---------
                                                                300,384     321,069
Due from affiliates.........................................      3,939      15,231
Other assets, net of accumulated amortization: 2000,
  $12,004; 1999, $8,956.....................................     25,418      66,965
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 2000, $39,945; 1999,
  $32,095...................................................    179,560     192,464
                                                              ---------   ---------
          Total assets......................................  $ 593,031   $ 677,555
                                                              =========   =========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $  43,738   $  28,796
  Accrued liabilities.......................................     43,847      30,716
  Current portion of long-term debt.........................    586,252       2,609
                                                              ---------   ---------
          Total current liabilities.........................    673,837      62,121
Long-term debt, less current maturities.....................      4,086     583,260
Accrued pension and other employee benefits.................     14,984      15,091
Other long-term liabilities.................................     12,256      16,140
Commitments and contingencies...............................         --          --
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................          1           1
  Additional paid-in capital................................     65,483      65,483
  Retained deficit..........................................   (177,541)    (64,541)
  Accumulated other comprehensive income....................        (76)         --
                                                              ---------   ---------
          Total stockholder's equity (deficiency in
            assets).........................................   (112,133)        943
                                                              ---------   ---------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 593,031   $ 677,555
                                                              =========   =========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues....................................................  $ 335,152   $284,312   $361,280
Cost of sales...............................................    304,357    274,181    278,478
                                                              ---------   --------   --------
Gross profit................................................     30,795     10,131     82,802
Selling, general and administrative expenses................     41,891     47,145     44,845
Unusual charges.............................................         --         --      1,385
                                                              ---------   --------   --------
Operating income (loss).....................................    (11,096)   (37,014)    36,572
Equity in net loss of unconsolidated subsidiaries...........         --         --     (2,208)
Interest expense, net.......................................    (54,990)   (50,313)   (48,792)
Other income, net...........................................    (13,812)    14,608        759
                                                              ---------   --------   --------
Loss before taxes...........................................    (79,898)   (72,719)   (13,669)
Income tax provision (benefit)..............................     33,102    (24,779)    (3,357)
                                                              ---------   --------   --------
Net loss....................................................  $(113,000)  $(47,940)  $(10,312)
                                                              =========   ========   ========
Loss per common share:
  Net loss..................................................  $(113,000)  $(47,940)  $(10,312)
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA

     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)

                                   NUMBER OF
                                    COMMON               ADDITIONAL                   OTHER
                                    SHARES      COMMON    PAID-IN     RETAINED    COMPREHENSIVE
                                  OUTSTANDING   STOCK     CAPITAL      DEFICIT        LOSS          TOTAL
                                  -----------   ------   ----------   ---------   -------------   ---------
Balance at January 1, 1998......       1         $ 1      $66,169     $  (6,289)        --        $  59,881
  Dividend paid to parent.......      --          --         (686)           --         --             (686)
  Net loss......................      --          --           --       (10,312)        --          (10,312)
                                      --         ---      -------     ---------       ----        ---------
Balance at December 31, 1998....       1           1       65,483       (16,601)        --           48,883
  Net loss......................      --          --           --       (47,940)        --          (47,940)
                                      --         ---      -------     ---------       ----        ---------
Balance at December 31, 1999....       1           1       65,483       (64,541)        --              943
  Comprehensive loss:
     Net loss...................      --          --           --      (113,000)        --
     Other comprehensive loss,
       net of taxes:
       Additional minimum
          pension liability.....      --          --           --            --        (76)
          Comprehensive loss....      --          --           --            --         --         (113,076)
                                      --         ---      -------     ---------       ----        ---------
Balance at December 31, 2000....       1         $ 1      $65,483     $(177,541)      $(76)       $(112,133)
                                      ==         ===      =======     =========       ====        =========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Operating activities:
  Net loss..................................................  $(113,000)  $(47,940)  $(10,312)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Reduction in post-retirement medical expense...........         --    (12,530)        --
     Depreciation and amortization..........................     49,649     51,435     47,675
     Deferred tax expense (benefit).........................     33,419    (24,763)    (3,357)
     Foreign exchange gain (loss)...........................        636     (1,025)        78
     Unusual charges........................................         --         --      1,385
     Loss (gain) on disposal of assets......................     14,860    (10,199)     1,845
     Equity in net loss of unconsolidated subsidiaries......         --         --      2,208
     Net effect of changes in operating assets and
       liabilities..........................................     27,378     (6,576)      (439)
                                                              ---------   --------   --------
          Net cash flows from operating activities..........     12,942    (51,598)    39,083
                                                              ---------   --------   --------
Investing activities:
  Investments in and advances to unconsolidated
     subsidiaries...........................................         --         --     (4,290)
  Capital expenditures, net.................................    (18,697)   (28,318)   (33,596)
  Proceeds from disposal of assets..........................      4,763     13,159        335
                                                              ---------   --------   --------
          Net cash flows from investing activities..........    (13,934)   (15,159)   (37,551)
                                                              ---------   --------   --------
Financing activities:
  Net proceeds under revolving credit arrangements..........      6,418     21,163         --
  Repayments of long-term debt..............................     (1,950)    (2,666)    (2,591)
  Debt issuance and related costs...........................         --       (968)        --
  Dividends paid to parent..................................         --         --       (686)
                                                              ---------   --------   --------
          Net cash flows from financing activities..........      4,468     17,529     (3,277)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................     (1,379)     1,538       (714)
                                                              ---------   --------   --------
Net increase (decrease) in cash.............................      2,097    (47,690)    (2,459)
Cash and cash equivalents at beginning of period............      2,903     50,593     50,995
Cash acquired in acquisitions...............................         --         --      2,057
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $   5,000   $  2,903   $ 50,593
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization

     The consolidated financial statements include the accounts of Pioneer Corporation of America (the "Company") and its subsidiaries (collectively, "Pioneer"), Pioneer Americas, Inc. ("PAI"), and PCI Chemicals Canada Inc. ("PCI Canada"). The Company is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In early 2000, Kemwater North America Company ("KNA") sold its alum coagulant business at Antioch, California and recorded a charge of $0.9 million. In August 2000, KNA disposed of its remaining assets (see Note 3). KNA had revenues of $2.4 million, $10 million and $23 million in 2000, 1999 and 1998, respectively.

     Pioneer operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America.

     Dollar amounts, other than per share amounts in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pioneer has experienced net losses each of the four years in the period ended December 31, 2000. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, at December 31, 2000 Pioneer was not in compliance with the terms of certain of its debt agreements and the maturity of the debt could be accelerated. Accordingly, $586.3 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time. The consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

     Pioneer has held discussions with an informal committee of holders of its outstanding senior notes and term facilities and their advisers, and representatives of its revolving credit lender about a financial restructuring program. Negotiations and discussions with the lenders regarding a restructuring agreement have recently begun. If a consensual agreement cannot be reached, the proposed restructuring may occur under the supervision of a United States Bankruptcy Court. While Pioneer believes that these discussions to date have been productive, there can be no assurance that an agreement on the proposed restructuring can be timely completed.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles," or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and judgments made in preparing these financial statements, which include assumptions made concerning the amounts owed to creditors and realizable values of assets. Management has reviewed Pioneer's long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described above indicate that the carrying amount of the asset may not be recoverable. In making these estimates, management has utilized the assessments, calculations, and determinations made in preparing analyses utilized in determining operational improvements and in discussions with creditors, including estimates of overall enterprise value.

     Generally accepted accounting principles require that the amounts owed to Pioneer's creditors as of December 31, 2000 not be adjusted to reflect any proposed restructuring as Pioneer continues to be bound by

                         PIONEER CORPORATION OF AMERICA
the provisions of the original credit agreements. If a restructuring agreement is reached and implemented, the restructuring of debt could give rise to a gain that will be reported as income in 2001 at the time of plan implementation, in accordance with GAAP. The amount of such gain, if any, cannot be determined until the restructuring plan is finalized.

     Pioneer's ability to meet its ongoing liquidity requirements is dependent upon the successful completion of the financial restructuring described above, its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain other financing as may be required. While Pioneer believes it may be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

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

  Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 2000, 1999, and 1998 was approximately $4.5 million, $5.8 million, and $3.2 million, respectively.

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $219.5 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, Pioneer's carrying

                         PIONEER CORPORATION OF AMERICA
value of goodwill will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $9.0 million, $9.1 million and $8.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

  Revenue Recognition

     Pioneer generates revenues through sales in the open market and long-term supply contracts. Revenue is recognized when the products are shipped and collection is reasonably assured. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.4 million in 2000, $1.5 million in 1999 and $1.4 million in 1998.

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

3. DIVESTITURES

     In March 2000, KNA sold its coagulant business at Antioch, California, and recorded a $0.9 million loss on the sale.

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

                         PIONEER CORPORATION OF AMERICA

4. SUPPLEMENTAL CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                          2000      1999       1998
                                                         -------   -------   --------
Accounts receivable....................................  $   522   $(3,005)  $ 21,950
Due from affiliates....................................   (1,731)    1,280     (6,462)
Inventories............................................   (2,225)    3,113     (2,712)
Prepaid expenses.......................................    1,408    (2,087)       102
Other assets...........................................    6,012      (576)    (4,393)
Accounts payable.......................................   16,200    (2,885)   (14,247)
Accrued liabilities....................................   13,239    (1,522)     1,532
Other long-term liabilities............................   (5,039)   (2,443)       302
Accrued pension and other employee benefits............   (1,008)    1,549      3,489
                                                         -------   -------   --------
Net change in operating accounts.......................  $27,378   $(6,576)  $   (439)
                                                         =======   =======   ========

     Following is supplemental cash flow information:

                                                           2000      1999      1998
                                                          -------   -------   -------
Cash paid during the period for:
  Interest..............................................  $44,140   $50,531   $49,358
                                                          =======   =======   =======
  Income taxes..........................................  $    11   $   126   $   159
                                                          =======   =======   =======

5. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Raw materials, supplies and parts...........................  $14,329   $16,822
Finished goods and work-in-process..........................    9,391     5,350
Inventories under exchange agreements.......................    1,347       958
                                                              -------   -------
                                                              $25,067   $23,130
                                                              =======   =======

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

  KNA and KWT

     Prior to September 1998, Pioneer indirectly owned a 50% interest in KNA which owned 100% of KWT, Inc. ("KWT"), an indirect subsidiary of PCI. In September 1998, KNA exchanged its ownership in KWT for the remaining 50% ownership in KNA held by PCI. No gain or loss was recognized on this exchange. Following this transaction, KNA's results of operations and financial position are included in the Company's consolidated financial statements. Below is a summary of selected items from the consolidated KNA statements of operations for the nine months ended September 30, 1998.

                                                              1998
                                                             -------
Revenues..................................................   $26,403
Gross loss................................................      (350)
Net loss..................................................    (4,416)

                         PIONEER CORPORATION OF AMERICA

  Investments in Basic Management, Inc. and The Landwell Company, L.P.

     Prior to June 2000 the Company, through its subsidiary PAI, was the record owner of approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex. BMI is the general partner of and has a 50% interest in The LandWell Company, L.P. ("LandWell"), which is a large landowner in Henderson and Clark County, Nevada. Prior to June 2000 PAI also owned an approximate 21% limited partnership interest in LandWell. The remainder of the common stock of BMI and the partnership interests in LandWell is owned by other companies with facilities located in the same industrial complex.

     Pioneer's interests in BMI and LandWell, together with certain other California and Louisiana real estate interests, constituted assets that were held for the economic benefit of the previous owners of PAI. Dividends and distributions received by Pioneer on account of such interests were deposited in a separate cash account (the "Contingent Payment Account"), the balance of which was to be applied in satisfaction of certain obligations of such previous owners under environmental indemnity obligations in favor of Pioneer, provided that any amounts not so applied prior to April 20, 2015 were to be remitted to such persons.

     Pioneer's investment in BMI, LandWell and the California and Nevada real estate interests, following the equity method, was $18.0 million at December 31, 1999, and the balance in the Contingent Payment Account was $6.7 million on that date. Within Pioneer's balance sheet as of December 31, 1999, those assets were offset by liabilities of the same amount because the right of setoff existed, as Pioneer and the previous owners owed determinable amounts, Pioneer had the right to set off the amount owed by the previous owners, Pioneer intended to set off the amount and the setoff was enforceable by law.

     Effective in June 2000 Pioneer and the previous owners effected an agreement pursuant to which Pioneer agreed to transfer to the previous owners the record title to the interests in BMI, LandWell and the California and Louisiana real estate interests, as well as $800,000 of the cash balance in the Contingent Payment Account. The remaining $5.3 million balance in the Contingent Payment Account, which was determined as an amount adequate to pay for future environmental remediation costs that would be subject to the indemnity obligations of the previous owners, was retained by Pioneer, in exchange for the release of the indemnity obligations. This transaction resulted in a gain of $1.8 million.

7. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Debt financing assets and organizational cost assets, net...  $14,646   $17,110
Deferred tax asset..........................................    2,833    33,630
Patents, trademarks and other intangibles, net..............    3,605     6,406
Indemnification of environmental reserve....................    2,367     7,777
Other.......................................................    1,967     2,042
                                                              -------   -------
  Other assets, net.........................................  $25,418   $66,965
                                                              =======   =======

                         PIONEER CORPORATION OF AMERICA

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Payroll, benefits and pension...............................  $ 6,234   $ 6,213
Interest and bank fees......................................   16,527     5,419
Other accrued liabilities...................................   21,086    19,084
                                                              -------   -------
  Accrued liabilities.......................................  $43,847   $30,716
                                                              =======   =======

9. EMPLOYEE BENEFITS

  Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PAI and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 2000 and 1999 consist primarily of fixed income investments and equity investments.

                         PIONEER CORPORATION OF AMERICA

     Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                               2000      1999
                                                              -------   -------
Change in Benefit Obligation:
  Projected benefit obligation, beginning of year...........  $56,966   $55,011
  Service cost..............................................    2,766     3,042
  Interest cost.............................................    4,187     3,850
  Actuarial gains...........................................     (270)   (3,573)
  Benefits paid.............................................   (1,491)   (1,379)
  Plan amendments...........................................      928        15
                                                              -------   -------
  Projected benefit obligation, end of year.................  $63,086   $56,966
                                                              =======   =======
Change in Plan Assets:
  Market value of assets, beginning of year.................  $49,591   $42,643
  Actual return on plan assets..............................    2,465     5,755
  Employer contributions....................................    3,412     2,600
  Benefits paid.............................................   (1,518)   (1,407)
                                                              -------   -------
  Market value of assets, end of year.......................  $53,950   $49,591
                                                              =======   =======
Development of net amount recognized:
  Funded status.............................................  $(9,157)  $(7,375)
  Actuarial gain............................................     (428)   (1,829)
  Unrecognized prior service cost...........................    1,467       666
                                                              -------   -------
  Net amount recognized.....................................  $(8,118)  $(8,538)
                                                              =======   =======
Amounts Recognized in the Consolidated Balance Sheets:
  Accrued pension cost......................................  $(8,194)  $(8,538)
  Accumulated other comprehensive income....................       76        --
                                                              -------   -------
  Net amount recognized.....................................  $(8,118)  $(8,538)
                                                              =======   =======

                                                           2000      1999      1998
                                                          -------   -------   -------
Components of net periodic benefit cost:
  Service cost..........................................  $ 2,766   $ 3,042   $ 2,278
  Interest cost.........................................    4,187     3,850     3,232
  Expected return on plan assets........................   (4,109)   (3,311)   (3,020)
  Amortization of prior service cost....................      126       127        49
                                                          -------   -------   -------
  Net period benefit cost...............................  $ 2,970   $ 3,708   $ 2,539
                                                          =======   =======   =======
Weighted-average assumptions as of December 31:
  Discount rate.........................................      7.5%      7.4%      6.8%
  Expected return on plan assets........................      8.0%      8.0%      8.0%
  Rate of compensation increase.........................      4.4%      4.0%      4.0%

  Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees generally contribute from 1% to 15% of their compensation. Pioneer also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of Pioneer with respect to such plans was $1.2 million, $1.5 million and $0.7 million in 2000, 1999 and 1998, respectively.

                         PIONEER CORPORATION OF AMERICA

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

                                                               2000       1999
                                                              -------   --------
Change in Benefit Obligation:
  Accumulated post-retirement benefit obligation, beginning
     of year................................................  $ 6,151   $ 28,396
  Service cost..............................................      122         99
  Interest cost.............................................      579        499
  Actuarial gain............................................      (39)    (1,644)
  Benefits paid.............................................     (260)      (325)
  Plan curtailment..........................................       --    (20,874)
                                                              -------   --------
  Accumulated post-retirement benefit obligation, end of
     year...................................................  $ 6,553   $  6,151
                                                              =======   ========
  Funded status.............................................  $(6,553)  $ (6,151)
  Unrecognized net loss.....................................       68        146
                                                              -------   --------
  Accrued benefit cost......................................  $(6,485)  $ (6,005)
                                                              =======   ========

                                                              2000   1999    1998
                                                              ----   ----   ------
Components of net periodic benefit cost:
  Service cost..............................................  $122   $ 99   $  535
  Interest cost.............................................   579    499      776
  Amortization of net loss..................................    37      4      283
                                                              ----   ----   ------
  Net period benefit cost...................................  $738   $602   $1,594
                                                              ====   ====   ======
Weighted-average assumptions as of December 31:
  Discount rate.............................................   7.6%   8.0%     6.8%

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2000. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  119          $  (101)
Effect on post-retirement benefit obligation..............       1,291           (1,134)

                         PIONEER CORPORATION OF AMERICA

10. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                2000        1999
                                                              ---------   --------
Revolving credit facility; variable interest rates based on
  U.S. prime rate plus  1/2% and Canadian prime rate plus
  1 1/4%....................................................  $  27,581   $ 21,163
9 1/4% Senior Secured Notes, due June 15, 2007..............    200,000    200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........    175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................     96,750     97,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................     80,000     80,750
Other notes, maturing in various years through 2014, with
  various installments, at various interest rates...........     11,007     11,456
                                                              ---------   --------
     Total..................................................    590,338    585,869
Current maturities of long-term debt........................   (586,252)    (2,609)
                                                              ---------   --------
     Long-term debt, less current maturities................  $   4,086   $583,260
                                                              =========   ========

     Contractual long-term debt maturities (which reflect $0.5 million in 2001 of principal payments due in 2000 on the term loans that were not made) are as follows: $8.2 million in 2001; $30.2 million in 2002; $2.7 million in 2003; $2.7 million in 2004; $2.7 million in 2005; and $543.8 million thereafter.

     As part of the acquisition of the Tacoma plant in June 1997, Pioneer issued and sold $200 million of 9 1/4% Senior Secured Notes due June 15, 2007. Interest is payable semi-annually on June 15 and December 15. Effective December 15, 2000, Pioneer suspended payments of interest on the notes which, after a 30 day grace period, created a default under the indenture. Accordingly, the amount of the notes outstanding has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the Tacoma plant in June 1997, Pioneer also entered into a nine and one-half year $100 million term facility, due in quarterly installments of $250,000 with the balance due in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount of outstanding under the facility has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the PCI Canada assets in November 1997, Pioneer issued and sold $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Interest is payable semi-annually on April 15 and October 15. When Pioneer defaulted on the $200 million 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, the amount of the notes outstanding has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the PCI Canada assets in November 1997, Pioneer also entered into a nine and one-quarter year $83 million term facility, due in quarterly installments of $250,000 with the balance due in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount outstanding under the facility has been classified as a current liability at December 31, 2000.

                         PIONEER CORPORATION OF AMERICA

     Pioneer may prepay the June 1997 term facility and the November 1997 term facility without penalty or premium.

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

     In September 1999, PCA entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 2000 of $45.8 million was subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 2000, there were letters of credit outstanding of $3.5 million and loans outstanding of $27.6 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to the default rate of interest and is classified as a current liability at December 31, 2000.

     Pioneer's long-term debt agreements contain various restrictions, which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations.

     The Company is restricted in paying dividends to PCI and making certain other defined cash investments to the sum of $5.0 million plus 50% of the cumulative consolidated net income of the Company since June 1997. As of December 31, 2000, no additional distributions were allowable under the debt covenants. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to
1.0 for the prior four fiscal quarters. As of December 31, 2000, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed.

                         PIONEER CORPORATION OF AMERICA

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

                                           PCI         NOTE      INTERCOMPANY   CONSOLIDATED
                                          CANADA    GUARANTORS   ELIMINATIONS     COMPANY
                                         --------   ----------   ------------   ------------
As of December 31, 2000:
  Current assets.......................  $ 21,976   $  61,754      $     --      $  83,730
  Non-current assets...................   196,832     353,817       (41,348)       509,301
  Current liabilities..................   217,136     456,701            --        673,837
  Non-current liabilities..............     4,932      67,742       (41,348)        31,326
For Year Ended December 31, 2000:
  Revenues.............................  $132,819   $ 286,489      $(84,156)     $ 335,152
  Gross profit.........................    22,668       8,352          (225)        30,795
  Net loss.............................    (3,914)   (108,861)         (225)      (113,000)
As of December 31, 1999:
  Current assets.......................  $ 29,854   $  51,972      $     --      $  81,826
  Non-current assets...................   225,859     392,996       (23,126)       595,729
  Current liabilities..................    24,571      37,550            --         62,121
  Non-current liabilities..............   215,993     421,624       (23,126)       614,491
For Year Ended December 31, 1999:
  Revenues.............................  $113,790   $ 172,324      $ (1,802)     $ 284,312
  Gross profit (loss)..................    14,959      (4,755)          (73)        10,131
  Net loss.............................   (16,334)    (31,533)          (73)       (47,940)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management does not believe this information would be material to investors or lenders.

11. FINANCIAL INSTRUMENTS

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

                         PIONEER CORPORATION OF AMERICA

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. Pioneer held no derivative financial instruments as of December 31, 2000 and 1999.

     At December 31, 2000, the fair market value of all of Pioneer's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value, based upon quoted market prices, of $36.0 million and $40.3 million, respectively.

12. GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on destination.

                                                         2000       1999       1998
                                                       --------   --------   --------
REVENUES
United States........................................  $243,048   $195,424   $268,186
Canada...............................................    90,387     84,274     87,614
Other................................................     1,717      4,614      5,480
                                                       --------   --------   --------
Consolidated.........................................  $335,152   $284,312   $361,280
                                                       ========   ========   ========
LONG-LIVED ASSETS
United States........................................  $356,356   $337,573   $406,328
Canada...............................................   146,174    186,514    175,655

     No individual customer constituted 10% or more of the total revenues in 2000, 1999 or 1998.

13. UNUSUAL CHARGES

     During 1998, the Company disposed of its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. Pioneer recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Unusual charges in 1998 also include approximately $0.4 million related to the consolidation and downsizing of certain administrative functions. Substantially all accrued unusual charges were expended by December 31, 1998.

14. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Interest expense........................................  $55,249   $51,230   $50,136
Interest income.........................................     (259)     (917)   (1,344)
                                                          -------   -------   -------
Interest expense, net...................................  $54,990   $50,313   $48,792
                                                          =======   =======   =======

                         PIONEER CORPORATION OF AMERICA

     Capitalized interest was $0.3 million in 1999. No interest was capitalized in 2000 or 1998.

15. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 2000, Pioneer had letters of credit and performance bonds outstanding of approximately $3.5 million and $1.8 million, respectively. These letters of credit and performance bonds were issued for the benefit of customers under sales agreements securing delivery of products sold and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 2001. No amounts were drawn on the letters of credit at December 31, 2000.

  Purchase Commitments

     Pioneer has various purchase commitments related to its operations. Pioneer has committed to purchase salt used in its production processes under contracts which continue through the year 2004 with rates similar to prevailing market rates. Pioneer also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 2000 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
2001........................................................    1,414          333,540
2002........................................................      612          395,940
2003........................................................      447          395,940
2004........................................................       67          395,940
2005........................................................       --          395,940
Thereafter..................................................       --        1,111,840
                                                                -----        ---------
          Total commitment quantities.......................    2,540        3,029,140
                                                                =====        =========

     During the years ended December 31, 2000, 1999, and 1998 all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     Pioneer leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2000 are as follows:

2001.......................................................  $12,905
2002.......................................................    8,992
2003.......................................................    6,379
2004.......................................................    3,985
2005.......................................................    1,708
Thereafter.................................................      967
                                                             -------
          Total minimum obligations........................  $34,936
                                                             =======

     Lease expense charged to operations for the years ended December 31, 2000, 1999, and 1998 was approximately $20.0 million, $17.3 million and $18.6 million, respectively.

                         PIONEER CORPORATION OF AMERICA

  Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect Pioneer's operations or financial position.

16. INCOME TAXES

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

     Components of income (loss) before income taxes and income taxes are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Income (loss) before taxes and extraordinary item:
  U.S. ..............................................  $(73,298)  $(52,045)  $(23,242)
  Foreign............................................    (6,600)   (20,674)     9,573
                                                       --------   --------   --------
          Total......................................  $(79,898)  $(72,719)  $(13,669)
                                                       ========   ========   ========
Deferred income tax provision (benefit):
  U.S. ..............................................  $ 34,802   $(16,582)  $ (7,314)
  Foreign............................................    (2,686)    (6,973)     4,374
  State..............................................       986     (1,224)      (417)
                                                       --------   --------   --------
          Total deferred.............................    33,102    (24,779)    (3,357)
                                                       --------   --------   --------
          Total income tax provision (benefit).......  $ 33,102   $(24,779)  $ (3,357)
                                                       ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Tax versus book basis -- property, plant and equipment....  $(33,092)  $(24,655)
                                                              --------   --------
          Total deferred tax liabilities....................   (33,092)   (24,655)
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................     5,532      3,972
  Environmental reserve.....................................     3,178      4,656
  Equity in partnership.....................................     4,082      4,082
  Tax credit carryovers.....................................     3,037      1,006
  Other deferred assets.....................................       711      1,170
  Net operating loss carryforward ("NOLs") of PCI...........    83,081     48,823
                                                              --------   --------
          Total deferred tax assets.........................    99,621     63,709
Valuation allowance for deferred tax assets.................   (61,899)        --
                                                              --------   --------
Net deferred tax assets.....................................    37,722     63,709
                                                              --------   --------
Net deferred taxes..........................................  $  4,630   $ 39,054
                                                              ========   ========

                         PIONEER CORPORATION OF AMERICA

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the periods presented is as follows:

                                       2000                  1999                 1998
                                ------------------    ------------------    -----------------
                                 AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT
                                --------   -------    --------   -------    -------   -------
Tax at U.S. statutory rates...  $(27,964)    (35)%    $(24,452)    (35)%    $(4,784)    (35)%
State and foreign income
  taxes, net of federal tax
  benefit.....................    (2,683)     (3)       (2,109)     (2)      (1,004)     (7)
Amortization of non-deductible
  goodwill....................     1,850       2         1,782       3        2,431      18
Valuation allowance...........    61,899      77            --      --           --      --
                                --------     ---      --------     ---      -------     ---
                                $ 33,102      41%     $(24,779)    (34)%    $(3,357)    (24)%
                                ========     ===      ========     ===      =======     ===

     At December 31, 2000, PCI had available to it on a consolidated tax return basis approximately $224 million of U.S. NOLs which expire in 2009 through 2020 and $20 million of foreign NOLs expiring in 2004 through 2008. The NOLs are available for offset against future taxable income generated during the carryforward period. A tax sharing agreement provides that the Company will be liable to PCI for its separate tax liability only to the extent the consolidated group has a tax liability. However, as long as PCI's NOLs are available to the consolidated group to reduce taxable income, the Company's tax liability to PCI will be substantially reduced. As a result of the tax sharing agreement, the NOLs are reflected by the Company for financial reporting purposes.

     In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. In 2000, based on the uncertainties as to the effect of the financial restructuring on the NOLs and the level of historical taxable income and projections for future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that Pioneer will not realize the full benefits of deferred tax assets. Accordingly, a valuation allowance of $61.9 million has been recorded as of December 31, 2000.

17. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     Pioneer's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of Pioneer's facilities, investigations or remediation is underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities Pioneer is in the process of replacing or closing ponds for the collection of wastewater. Pioneer plans to spend approximately $1.5 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at the Henderson plant, replacing them with systems to recycle wastewater. Pioneer believes that it is in substantial compliance with existing governmental regulations.

     Pioneer's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by Pioneer. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil

                         PIONEER CORPORATION OF AMERICA
and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to Pioneer's property.

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

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify Pioneer for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to Company plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by Pioneer for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by Pioneer (see Note 5); and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Pioneer was required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     In 1999 disputes arose between the Company and the sellers as to the proper scope of the indemnity. During June 2000, the Company and the sellers effected an agreement, pursuant to which the Company, in exchange for cash and other consideration, relieved the sellers from their environmental indemnity obligations and agreed to transfer to the sellers the record title to the Contingent Payment Properties and the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the Company's balance sheet since a right of setoff existed. This transaction resulted in a gain of $1.8 million.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the

                         PIONEER CORPORATION OF AMERICA
viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.7 million, $2.8 million and $3.4 million for the year ended December 31, 2000, 1999, and 1998, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $1.8 million, $1.2 million and $2.5 million for the year ended December 31, 2000, 1999, and 1998, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of the Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual, in the amount of $5.9 million, is recorded in Pioneer's consolidated balance sheets at December 31, 2000. However, complete analysis and study has not been completed, and therefore, additional charges may be recorded in the event a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. In June 2000, based on the results of a third party environmental analysis, the $3.2 million environmental reserve and offsetting receivable discussed below were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. The $2 million and $3.2 million reserve is recorded in Pioneer's consolidated balance sheets at December 31, 2000 and 1999, respectively. Other assets include an account receivable of the same amount from the ZENECA Companies. Pioneer believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

18. RELATED PARTY TRANSACTIONS

     On December 28, 1999, Pioneer sold its 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. Pioneer's interest in Saguaro was accounted for using the cost method of accounting. Prior to this sale, Pioneer sold certain products and services to and purchased steam from Saguaro at market prices. Transactions with Saguaro prior to the sale were as follows:

                                                               1999     1998
                                                              ------   ------
Sales to Saguaro............................................  $  874   $  778
Purchases from Saguaro......................................   1,585    1,284
Partnership cash distribution from Saguaro (included in
  other income, net)........................................   1,020      975

     Accounts receivable from and accounts payable to Saguaro are not significant to Pioneer's consolidated balance sheet.

                         PIONEER CORPORATION OF AMERICA

     Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 2000, 1999 and 1998, for its services BMI charged operating expenses to Pioneer of approximately $1.5 million, $1.6 million and $1.3 million, respectively.

     During 1999, Pioneer entered into arrangements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provides procurement, handling and data management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel, Louisiana. William R. Berkley, Chairman of the Board of Pioneer, owns approximately twenty-three percent of Strategic's common stock, and serves as chairman of the board of directors of the company. Andrew R. Bursky, a Pioneer director, is a director of Strategic, and Jack Nusbaum, a Pioneer director, is also a director of Strategic. The Strategic affiliate was paid $4.0 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively, for services rendered to Pioneer under the agreement.

19. RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 effective January 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 2000
Revenues...................................  $ 81,687   $ 86,584   $ 86,224   $ 80,657
Operating income (loss)....................      (730)       914     (6,169)    (5,111)
Loss before taxes..........................   (13,704)    (8,200)   (37,906)   (20,088)
Net loss...................................    (9,292)    (5,565)   (23,410)   (74,733)
Loss per common share......................    (9,292)    (5,565)   (23,410)   (74,733)
YEAR ENDED DECEMBER 31, 1999
Revenues...................................  $ 68,039   $ 65,997   $ 71,571   $ 78,705
Operating income (loss)....................     4,882    (13,987)   (11,979)   (15,930)
Loss before taxes..........................    (8,042)   (26,212)   (22,204)   (16,261)
Net loss...................................    (5,711)   (17,696)   (13,939)   (10,594)
Loss per common share......................    (5,711)   (17,696)   (13,939)   (10,594)

22. SUBSEQUENT EVENT

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of the Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The primary cost related to the Tacoma curtailment is severance expense, which management expects to be approximately $1.9 million. Management has reviewed Tacoma's long-lived assets and goodwill to assess whether the assets are impaired in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the results of this analysis, management believes that the Tacoma long-lived assets and goodwill are not impaired.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed.

          (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 8 hereof.

          (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 8 hereof.

          (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.1*             -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCI and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to PCI's
                            Current Report on Form 8-K filed on May 5, 1995).
        2.2*             -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and PCI (incorporated by
                            reference to Exhibit 2 to the Company's Current Report on
                            Form 8-K filed on July 1, 1997).
        2.3(a)*          -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCI Canada"), PCI
                            Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                            Inc. and Imperial Chemical Industries plc (incorporated
                            by reference to Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.3(b)*          -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCI Canada, PCI Carolina, Inc.
                            and PCI and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
        3.1*             -- Certificate of Incorporation of the Company filed with
                            the Secretary of State of Delaware on March 6, 1995
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
        3.2*             -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-4, as amended (file no. 33-98828)).
        4.1*             -- Indenture, dated as of June 17, 1997, by and among the
                            Company, the Subsidiary Guarantors defined therein and
                            United States Trust Company of New York, as Trustee,
                            relating to $200,000,000 principal amount of 9 1/4%
                            Series A Senior Notes due 2007, including form of Note
                            and Guarantees (incorporated by reference to Exhibit 2 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997).
        4.2(a)*          -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(b)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(c)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to the Company's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
        4.3(a)*          -- Term Loan Agreement, dated as of June 17, 1997, among the
                            Company, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "Pioneer Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to the Company's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
        4.3(b)*          -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the Pioneer Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            the Company's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
        4.4*             -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to the Company's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.5*             -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
        4.6*             -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, the Company and PAI
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
        4.7*             -- Indenture, dated as of October 30, 1997, by and among PCI
                            Canada, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file No.
                            333-41221)).
        4.8*             -- Deed of Hypothec, dated as of October 30, 1997, by PCI
                            Canada in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.2 to PCI Canada's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
        4.9*             -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCI Canada, Pioneer Licensing, Inc. and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.3 to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file No. 333-41221)).
        4.10*            -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCI Canada and United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.4 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.11(a)*         -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(a) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(b)*         -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(b) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(c)*         -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.5(c) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(a)*         -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(b)*         -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(b) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.12(c)*         -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCI Canada in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.13*            -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.7 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.14(a)*         -- Term Loan Agreement, dated as of October 30, 1997, among the Company, various financial institutions, as Lenders,
                            DLJ Capital Funding, Inc., as the Syndication Agent,
                            Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.14(b)*         -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCI Canada, the Guarantors identified therein and
                            the Initial Purchasers identified therein (incorporated
                            by reference to Exhibit 4.8(b) to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.15*            -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            the Company, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCI Canada's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
        4.16*            -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCI Canada and the Company (incorporated by
                            reference to Exhibit 4.10 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.17*            -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and the Company, Imperial West Chemical Co.,
                            Black Mountain Power Company, T.C. Holdings, Inc.,
                            Pioneer Licensing, Inc. and Pioneer (East), Inc., as
                            Guarantors, dated as of September 24, 1999 (incorporated
                            by reference to Exhibit 10 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999.
       10.1*             -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Sellers party
                            thereto (incorporated by reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
       10.2*             -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.3*+            -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
       10.4*+            -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
       10.5*+            -- Stock Purchase Agreement, dated January 4, 1997, between
                            PCI and Michael J. Ferris (incorporated by reference to
                            Exhibit 10.11 to PCI's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
       10.6*+            -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.12 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
       10.7*+            -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between PCI and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
       21                -- Subsidiaries of the Company.

     (b) Reports on Form 8-K.

     On December 19, 2000, the Company filed a report on Form 8-K. Under Item 5 of the report ("Other Events"), the Company reported that PCI had issued a press release announcing that the Company was delaying the payment of interest due on December 15, 2000, on outstanding 9 1/4% Senior Secured Notes due June 2007. The press release also disclosed that the Company had entered into discussions with an institutional investor with respect to a three-year credit facility of up to $35 million subject to specified conditions. It was stated that if the new financing was consummated within thirty days, Pioneer would be able to pay the delayed interest payment within the grace period allowed by the Notes, and that necessary consents would be sought from the holders of the Company's senior indebtedness. Further, the Company disclosed that if the financing was not arranged or if the necessary consents were not obtained, the Company would seek a restructuring of the senior indebtedness.

     In a subsequent Form 8-K filed on January 8, 2001, the Company reported that a subsequent press release had been issued, announcing that principal payments due on additional indebtedness had not been paid, that the discussions with respect to a new credit facility had been terminated, and that the Company was developing a more comprehensive financial restructuring program.

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

                                                                     SCHEDULE II

                         PIONEER CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO                             BALANCE AT
                                          BEGINNING    COSTS AND                                END OF
DESCRIPTION                               OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS      PERIOD
-----------                               ----------   ----------   ---------   ----------    ----------
Year Ended December 31, 2000:
  Allowance for doubtful accounts.......    $1,592        $ 93        $           $(293)(A)     $1,392
Year Ended December 31, 1999:
  Allowance for doubtful accounts.......    $2,017        $320        $ --        $(745)(A)     $1,592
Year Ended December 31, 1998:
  Allowance for doubtful accounts.......    $2,002        $135        $ --        $(120)(A)     $2,017

---------------

(A)  Uncollectable accounts written off, net of recoveries.

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

April 11, 2001

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ MICHAEL J. FERRIS                  President and Chief Executive     April 11, 2001
-----------------------------------------------------    Officer and Director
                 (Michael J. Ferris)

                /s/ PHILIP J. ABLOVE                   Executive Vice President and      April 11, 2001
-----------------------------------------------------    Chief Financial Officer and
                 (Philip J. Ablove)                      Director (Principal Financial
                                                         Officer)

                /s/ PIERRE PRUD'HOMME                  Vice President, Controller        April 11, 2001
-----------------------------------------------------    (Principal Accounting Officer)
                 (Pierre Prud'homme)

               /s/ WILLIAM R. BERKLEY                  Chairman of the Board             April 11, 2001
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                   Director                          April 11, 2001
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                  Director                          April 11, 2001
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR                Director                          April 11, 2001
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JOHN R. KENNEDY                   Director                          April 11, 2001
-----------------------------------------------------
                  (John R. Kennedy)

                 /s/ JACK H. NUSBAUM                   Director                          April 11, 2001
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/ THOMAS H. SCHNITZIUS                 Director                          April 11, 2001
-----------------------------------------------------
               (Thomas H. Schnitzius)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        2.1*             -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCI and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to PCI's
                            Current Report on Form 8-K filed on May 5, 1995).
        2.2*             -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and PCI (incorporated by
                            reference to Exhibit 2 to the Company's Current Report on
                            Form 8-K filed on July 1, 1997).
        2.3(a)*          -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCI Canada"), PCI
                            Carolina, Inc. and PCI and ICI Canada Inc., ICI Americas,
                            Inc. and Imperial Chemical Industries plc (incorporated
                            by reference to Exhibit 2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1997).
        2.3(b)*          -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCI Canada, PCI Carolina, Inc.
                            and PCI and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
        3.1*             -- Certificate of Incorporation of the Company filed with
                            the Secretary of State of Delaware on March 6, 1995
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
        3.2*             -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-4, as amended (file no. 33-98828)).
        4.1*             -- Indenture, dated as of June 17, 1997, by and among the
                            Company, the Subsidiary Guarantors defined therein and
                            United States Trust Company of New York, as Trustee,
                            relating to $200,000,000 principal amount of 9 1/4%
                            Series A Senior Notes due 2007, including form of Note
                            and Guarantees (incorporated by reference to Exhibit 2 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997).
        4.2(a)*          -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(b)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to the Company's Registration Statement on
                            Form S-4, as amended (file no. 333-30683)).
        4.2(c)*          -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to the Company's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
        4.3(a)*          -- Term Loan Agreement, dated as of June 17, 1997, among the
                            Company, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "Pioneer Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to the Company's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.3(b)*          -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the Pioneer Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            the Company's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
        4.4*             -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to the Company's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).
        4.5*             -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to Pioneer's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
        4.6*             -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, the Company and PAI
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
        4.7*             -- Indenture, dated as of October 30, 1997, by and among PCI
                            Canada, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file No.
                            333-41221)).
        4.8*             -- Deed of Hypothec, dated as of October 30, 1997, by PCI
                            Canada in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.2 to PCI Canada's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
        4.9*             -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCI Canada, Pioneer Licensing, Inc. and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.3 to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file No. 333-41221)).
        4.10*            -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCI Canada and United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.4 to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.11(a)*         -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(a) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(b)*         -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCI Canada in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(b) to PCI Canada's Registration Statement
                            on Form S-4, as amended (file no. 333-41221)).
        4.11(c)*         -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.5(c) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        4.12(a)*         -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(b)*         -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(b) to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.12(c)*         -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCI Canada in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.13*            -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCI Canada in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.7 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.14(a)*         -- Term Loan Agreement, dated as of October 30, 1997, among the Company, various financial institutions, as Lenders,
                            DLJ Capital Funding, Inc., as the Syndication Agent,
                            Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to PCI
                            Canada's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
        4.14(b)*         -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCI Canada, the Guarantors identified therein and
                            the Initial Purchasers identified therein (incorporated
                            by reference to Exhibit 4.8(b) to PCI Canada's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
        4.15*            -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            the Company, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCI Canada's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
        4.16*            -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCI Canada and the Company (incorporated by
                            reference to Exhibit 4.10 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        4.17*            -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and the Company, Imperial West Chemical Co.,
                            Black Mountain Power Company, T.C. Holdings, Inc.,
                            Pioneer Licensing, Inc. and Pioneer (East), Inc., as
                            Guarantors, dated as of September 24, 1999 (incorporated
                            by reference to Exhibit 10 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1999.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.1*             -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Sellers party
                            thereto (incorporated by reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
       10.2*             -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
       10.3*+            -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Registration Statement on Form S-4, as amended
                            (file No. 33-98828)).
       10.4*+            -- Pioneer Companies, Inc. Key Executive Stock Grant Plan
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
       10.5*+            -- Stock Purchase Agreement, dated January 4, 1997, between
                            PCI and Michael J. Ferris (incorporated by reference to
                            Exhibit 10.11 to PCI's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
       10.6*+            -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between PCI and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.12 to PCI's Annual Report on Form
                            10-K for the year ended December 31, 1996).
       10.7*+            -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between PCI and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCI Canada's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
       21                -- Subsidiaries of the Company.