Form 10-Q
period 2001-03-31
PIONEER CORP OF AMERICA
filed 2001-05-15
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM             TO
                                               -----------    -----------

                         COMMISSION FILE NUMBER 33-98828

                         PIONEER CORPORATION OF AMERICA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     06-1420850
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

     On May 1, 2001, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format permitted by General Instruction (H)(2) of Form 10-Q.

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements                                                                 3

             Consolidated Balance Sheets--March 31, 2001 and December 31, 2000                                 3

             Consolidated Statements of Operations--Three Months Ended March 31, 2001 and 2000                 4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 2001 and 2000                 5

             Notes to Consolidated Financial Statements                                                        6


                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                 11









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

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PIONEER CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2001           2000
                                                                                 ---------    -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $   4,110    $       5,000
   Accounts receivable, net of allowance for doubtful accounts of $1,048 at
     March 31, 2001 and $1,392 at December 31, 2000                                 53,716           49,563
   Inventories                                                                      23,092           25,067
   Prepaid expenses                                                                  2,429            2,302
                                                                                 ---------    -------------
Total current assets                                                                83,347           81,932
Property, plant and equipment:
   Land                                                                             10,622           10,622
   Buildings and improvements                                                       61,334           61,334
   Machinery and equipment                                                         349,594          348,695
   Construction in progress                                                         16,550           15,137
                                                                                 ---------    -------------
                                                                                   438,100          435,788
   Less: accumulated depreciation                                                 (144,122)        (135,404)
                                                                                 ---------    -------------
                                                                                   293,978          300,384
Due from affiliates                                                                  4,267            3,939
Other assets, net of accumulated amortization of $13,400 at March 31, 2001
   and $12,004 at December 31, 2000                                                 24,508           27,216
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $42,137 at March 31, 2001 and $39,945 at December 31, 2000      177,368          179,560
                                                                                 ---------    -------------
Total assets                                                                     $ 583,468    $     593,031
                                                                                 =========    =============

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
   Accounts payable                                                              $  35,287    $      43,738
   Accrued liabilities                                                              58,031           43,847
   Current portion of long-term debt                                               590,559          586,252
                                                                                 ---------    -------------
Total current liabilities                                                          683,877          673,837
Long-term debt, less current portion                                                 3,862            4,086
Accrued pension and other employee benefits                                         15,360           14,984
Other long-term liabilities                                                         12,076           12,257
Commitments and contingencies (Note 4)
Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                           1                1
   Additional paid-in capital                                                       65,483           65,483
   Retained deficit                                                               (197,115)        (177,541)
   Accumulated other comprehensive income                                              (76)             (76)
                                                                                 ---------    -------------
Total stockholder's equity (deficiency in assets)                                 (131,707)        (112,133)
                                                                                 ---------    -------------
Total liabilities and stockholder's equity (deficiency in assets)                $ 583,468    $     593,031
                                                                                 =========    =============




                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
  Revenues                                               $ 87,731    $ 81,687
  Cost of sales                                            77,119      70,717
                                                         --------    --------
  Gross profit                                             10,612      10,970
  Selling, general and administrative expenses             10,242      10,828
  Unusual charges                                           4,262         872
                                                         --------    --------
  Operating loss                                           (3,892)       (730)
  Interest expense, net                                   (15,447)    (13,102)
  Other income, net                                         1,303         128
                                                         --------    --------
  Loss before taxes                                       (18,036)    (13,704)
  Income tax provision (benefit)                            1,538      (4,412)
                                                         --------    --------
  Net loss                                               $(19,574)   $ (9,292)
                                                         ========    ========

  Net loss per share                                     $(19,574)   $ (9,292)
                                                         ========    ========

  Weighted average number of common shares outstanding          1           1
                                                         ========    ========








                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                       2001       2000
                                                                    --------    --------
Operating activities:
   Net loss                                                         $(19,574)   $ (9,292)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                 12,317      12,387
        Net change in deferred taxes                                   1,699      (4,590)
        (Gain) loss on disposal of assets                               (119)        872
        Foreign exchange (gain) loss                                    (548)         25
        Net effect of changes in operating assets and liabilities      3,528       2,195
                                                                    --------    --------
Net cash flows from operating activities                              (2,697)      1,597
                                                                    --------    --------

Investing activities:
   Capital expenditures                                               (2,313)     (3,802)
   Proceeds received from disposals of assets                            119         529
                                                                    --------    --------
Net cash flows from investing activities                              (2,194)     (3,273)
                                                                    --------    --------

Financing activities:
   Net proceeds under revolving credit arrangements                    4,307       5,538
   Payments on long-term debt                                           (224)       (589)
                                                                    --------    --------
Net cash flows from financing activities                               4,083       4,949
                                                                    --------    --------

Effect of exchange rate on cash                                          (82)       (173)
                                                                    --------    --------

Net change in cash and cash equivalents                                 (890)      3,100

Cash and cash equivalents at beginning of period                       5,000       2,903
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  4,110    $  6,003
                                                                    ========    ========


                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION:

     The consolidated balance sheet at March 31, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). Pioneer is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

     The consolidated balance sheet at December 31, 2000 is derived from the December 31, 2000 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"), since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

LIQUIDITY:

    The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses each of the four years in the period ended December 31, 2000 and in the quarter ended March 31, 2001. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, the Company is not in compliance with the terms of certain of its debt agreements. Accordingly, $591 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet. The Company is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time. The consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

    The Company has held discussions with an informal committee of holders of its outstanding senior notes and term facilities and their advisers, and representatives of its revolving credit lender about a financial restructuring program. Negotiations and discussions with the lenders regarding a restructuring agreement are ongoing. If a consensual agreement cannot be reached, the proposed restructuring may occur under the supervision of a United States Bankruptcy Court. While the Company believes that the discussions have been productive, there can be no assurance that an agreement on the proposed restructuring can be timely completed.

    GAAP requires that the amounts owed to the Company's creditors as of March 31, 2001 not be adjusted to reflect any proposed restructuring as the Company continues to be bound by the provisions of the original credit agreements.

    The Company's ability to meet its ongoing liquidity requirements is dependent upon the successful completion of the financial restructuring described above, its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain other financing as may be required. While the Company believes it will be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. The Company is reviewing with its financial and legal advisors the financial alternatives available to the Company, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effects of changes in operating assets and liabilities are as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      2001        2000
                                                                    --------    --------
              Accounts receivable                                   $ (4,396)   $  2,052
              Due from affiliates                                       (329)       (446)
              Inventories                                              1,624      (1,405)
              Prepaid expenses                                           578         510
              Other assets                                              (385)        825
              Accounts payable                                        (7,513)     (2,526)
              Accrued liabilities                                     13,511       4,562
              Other long-term liabilities                                438      (1,377)
                                                                    --------    --------
                   Net change in operating assets and liabilities   $  3,528    $  2,195
                                                                    ========    ========

     Following are supplemental disclosures of cash flow information:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                        ---------------------
                                           2001        2000
                                        ---------   ---------
                   Cash payments for:
                      Interest          $     988   $   4,862
                      Income taxes             20          59


3.  INVENTORIES

Inventories consist of the following:

                                                        MARCH 31,     DECEMBER 31,
                                                           2001         2000
                                                        ---------    ------------
                Raw materials, supplies and parts       $  13,988    $    14,329
                Finished goods and work-in-process          9,653          9,391
                Inventories under exchange agreements        (549)         1,347
                                                        ---------    -----------
                                                        $  23,092    $    25,067
                                                        =========    ===========

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

5.   PCI CHEMICALS CANADA INC.

     Pioneer is a holding company with no operating assets or operations. PCI Chemicals Canada Inc. ("PCI Canada"), a subsidiary of Pioneer, has outstanding $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of Pioneer. Summarized financial information of PCI Canada and the guarantors of these notes are as follows:

                                                    PCI           NOTE          INTERCOMPANY     CONSOLIDATED
                                                   CANADA       GUARANTORS      ELIMINATIONS        COMPANY
                                                  ---------    -------------    -------------    -------------
        AS OF MARCH 31, 2001:
        Current assets                            $  18,809    $      64,538    $          --    $      83,347
        Non-current assets                          196,570          349,321          (45,770)         500,121
        Current liabilities                         213,319          470,558               --          683,877
        Non-current liabilities                       4,913           72,155          (45,770)          31,298

        FOR THE THREE  MONTHS  ENDED  MARCH 31,
        2001:
        Revenues                                  $  36,889    $      71,897    $     (21,055)   $      87,731
        Gross profit                                  9,754              469              389           10,612
        Net income (loss)                               407          (20,370)             389          (19,574)

        AS OF DECEMBER 31, 2000:
        Current assets                            $  21,976    $      59,956    $          --    $      81,932
        Non-current assets                          196,832          355,615          (41,348)         511,099
        Current liabilities                         217,136          456,701               --          673,837
        Non-current liabilities                       4,932           67,743          (41,348)          31,327

        FOR THE THREE  MONTHS  ENDED  MARCH 31,
        2000:
        Revenues                                  $  31,892    $      66,703    $     (16,908)   $      81,687
        Gross profit                                  5,232            5,872             (134)          10,970
        Net loss                                     (1,763)          (7,395)            (134)          (9,292)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

6.   UNUSUAL CHARGES

     In March 2001, the Company announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment will result in the termination of 55 employees, for which $1.9 million of severance expense was recorded during the quarter ended March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by the Company, $1.6 million of severance expense has been accrued relating to terminations of 19 employees at other locations, 18 of whom were terminated prior to March 31, 2001. Severance payments of approximately $0.3 million were made during the first quarter of 2001. The remaining $0.8 million of unusual charges is primarily comprised of professional fees related to the financial restructuring.

7.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                              2001          2000
                                                                                           ---------    -------------
             Revolving credit facility; variable interest rates based on U.S. ..........
                prime rate plus 1/2% and Canadian prime rate plus 1 1/4% ...............   $  31,888    $      27,581
             9 1/4% Senior Secured Notes, due June 15, 2007 ............................     200,000          200,000
             9 1/4% Senior Secured Notes, due October 15, 2007 .........................     175,000          175,000
             June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
                base rate ..............................................................      96,750           96,750
             November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
                or base rate ...........................................................      80,000           80,000
             Other notes, maturing in various years through 2014, with various
                installments, at various interest rates ................................      10,783           11,007
                                                                                           ---------    -------------
                       Total ...........................................................     594,421          590,338
             Current maturities of long-term debt ......................................    (590,559)        (586,252)
                                                                                           ---------    -------------
                       Long-term debt, less current maturities .........................   $   3,862    $       4,086
                                                                                           =========    =============

      Effective December 15, 2000, the Company suspended payments of interest on the $200 million Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, the Company did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When the Company defaulted on the $200 million 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at March 31, 2001.

       In September 1999, the Company entered into a $50.0 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at March 31, 2001 was $49.5 million, subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of March 31, 2001, there were letters of credit outstanding of $3.4 million and loans outstanding of $31.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to the default rate of interest and is classified as a current liability at March 31, 2001.

     The Company's long-term debt agreements contain various restrictions which, among other things, limit the ability of the Company to incur additional indebtedness and to acquire or dispose of assets or operations. The Company is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of the Company since June 1997. As of March 31, 2001, no additional distributions were allowable under the debt covenants. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of March 31, 2001, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed. It is unlikely that the Company will be in compliance with these covenants in the near future.

8.    RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      Revenues. Revenues increased by $6.0 million, or approximately 7%, to $87.7 million for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility. In addition, the sale of the operations of Kemwater North America Company ("KNA") in 2000 resulted in a $0.9 million decrease in revenues for the three months ended March 31, 2001 as compared to the same period in 2000.

      Cost of Sales. Cost of sales increased $6.4 million, or approximately 9%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was primarily due to higher power costs, offset by a $1.4 million decrease due to the KNA sale.

      Gross Profit. Gross profit margin decreased to 12% in 2001 from 13% in 2000 primarily as a result of the cost of sales increase discussed above, partially offset by the ECU pricing increase.

      Unusual Charges. Unusual charges for the three months ended March 31, 2001 were primarily comprised of severance expense related to the Tacoma curtailment and the Company's organizational restructuring. Unusual charges for the three months ended March 31, 2000 consisted of a $0.9 million loss related to the disposition of the Company's alum coagulant business in Antioch, California.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or approximately 5%, for the three months ended March 31, 2001. This decrease included a $0.3 million decrease due to the KNA sale.

      Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of interest incurred on increased revolving credit balances and higher variable interest rates in 2001 as compared to 2000 resulting from the default interest rates being in effect on several of the debt instruments.

    Other Income, Net. Other income for the quarter ended March 31, 2001 included a foreign exchange gain of $0.7 million, and a sales tax refund of $0.5 million and a gain on asset sale of $0.1 million.

      Income Tax Expense (Benefit). Income tax expense for the quarter ended March 31, 2001 was $1.5 million, reflecting foreign tax expense on the income of the Company's Canadian operations. Due to recurring losses of the Company's U.S. operations and uncertainty as to the effect of the Company's restructuring on the availability and use of its U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $61.9 million was recorded in connection with the Company's U.S. deferred tax assets at December 31, 2000. During the quarter ended March 31, 2001 the Company recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from its U.S. operations. An income tax benefit of $4.4 million was recorded for the quarter ended March 31, 2000.

      Net Loss. Due to the factors described above, net loss for the three months ended March 31, 2001 was $19.6 million, compared to a net loss of $9.3 million for the same period in 2000.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  None.

          (b)  Reports on Form 8-K

                  On January 8, 2001, Pioneer filed a report on Form 8-K. Under
                  Item 5, "Other Events," the Company reported the issuance of a press release on January 5, 2001, that announced the failure to make certain debt payments, the commencement of efforts to develop a financial restructuring program, and the hiring of a financial advisor and special restructuring counsel.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               PIONEER CORPORATION OF AMERICA




May 15, 2001                                   By:  /s/ Philip J. Ablove
                                                    ---------------------------
                                                    Philip J. Ablove
                                                    Executive Vice President and
                                                    Chief Financial Officer