Form 10-Q
period 2001-06-30
PIONEER CORP OF AMERICA
filed 2001-08-14
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM_____________ TO_____________

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

     On August 1, 2001, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
                         PART I--FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements                                                                    3

             Consolidated Balance Sheets--June  30, 2001 and December 31, 2000                                    3

             Consolidated Statements of Operations--Three Months Ended June 30, 2001 and 2000                     4
                and Six Months Ended June 30, 2001 and 2000

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and 2000                       5

             Notes to Consolidated Financial Statements                                                           6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations              10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                          13


                           PART II--OTHER INFORMATION

Item 3.      Defaults Upon Senior Securities                                                                     13

Item 6.      Exhibits and Reports on Form 8-K                                                                    14




Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of the Company to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PIONEER CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        JUNE 30,          DECEMBER 31,
                                                                                          2001                2000
                                                                                    ------------------ -------------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                           $  4,113            $  5,000

   Accounts receivable, net of allowance for doubtful accounts of $1,650 at
     June 30, 2001 and $1,392 at December 31, 2000                                       58,467              49,563

   Inventories                                                                           21,002              25,067

   Prepaid expenses                                                                       1,623               2,302
                                                                                       --------            --------
Total current assets                                                                     85,205              81,932

Property, plant and equipment:
   Land                                                                                  10,622              10,622

   Buildings and improvements                                                            61,338              61,334

   Machinery and equipment                                                              349,991             348,695

   Construction in progress                                                              19,844              15,137
                                                                                       --------            --------
                                                                                        441,795             435,788
   Less: accumulated depreciation                                                      (152,637)           (135,404)
                                                                                       --------            --------
                                                                                        289,158             300,384
Due from affiliates                                                                       4,068               3,939

Other assets, net of accumulated amortization of $14,561 at June 30, 2001
   and $12,004 at December 31, 2000                                                      23,490              27,216

Excess cost over fair value of net assets acquired, net of accumulated
amortization of $44,327 at June 30, 2001 and $39,945 at December 31, 2000               175,177             179,560
                                                                                       --------            --------
Total assets                                                                           $577,098            $593,031
                                                                                       ========            ========

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
   Accounts payable                                                                    $ 31,395            $ 43,738
   Accrued liabilities                                                                   72,630              43,847
   Current portion of long-term debt                                                    588,541             586,252
                                                                                       --------            --------
Total current liabilities                                                               692,566             673,837
Long-term debt, less current portion                                                      3,717               4,086
Accrued pension and other employee benefits                                              15,797              14,984
Other long-term liabilities                                                              11,890              12,257
Commitments and contingencies (Note 4)

Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                1                   1
   Additional paid-in capital                                                            65,483              65,483
   Retained deficit                                                                    (212,280)           (177,541)
   Accumulated other comprehensive income                                                   (76)                (76)
                                                                                       --------            --------
Total stockholder's equity (deficiency in assets)                                      (146,872)           (112,133)
                                                                                       --------            --------
Total liabilities and stockholder's equity (deficiency in assets)                      $577,098            $593,031
                                                                                       ========            ========




                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                             ------------------        ----------------------
                                                             2001          2000        2001              2000
                                                           --------      --------    -------           --------
Revenues                                                   $ 88,304      $ 86,584    $176,035          $168,271
Cost of sales                                                75,338        74,944     152,457           145,661
                                                           --------      --------    --------          --------
Gross profit                                                 12,966        11,640      23,578            22,610
Selling, general and administrative expenses                 10,003        10,812      20,244            21,640
Unusual items                                                 2,590           (86)      6,852               786
                                                           --------      --------    --------          --------
Operating income (loss)                                         373           914      (3,518)              184
Interest expense, net                                       (14,430)      (12,926)    (29,878)          (26,028)
Other income (expense), net                                    (471)        3,812         832             3,940
                                                           --------      --------    --------          --------
Loss before taxes                                           (14,528)       (8,200)    (32,564)          (21,904)
Income tax expense (benefit)                                    637        (2,635)      2,175            (7,047)
                                                           --------      --------    --------          --------
Net loss                                                   $(15,165)     $ (5,565)   $(34,739)         $(14,857)
                                                           ========      ========    ========          ========

Per Share Information:
    Basic and diluted                                      $(15,165)     $ (5,565)   $(34,739)         $(14,857)
                                                           ========      ========    ========          ========
Weighted average number of common shares
    outstanding:
    Basic and diluted                                             1             1           1                 1






                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,

                                                                                                2001           2000
                                                                                              --------       --------
Operating activities:
   Net loss                                                                                   $(34,739)      $(14,857)

   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                                           24,193         24,967
        Net change in deferred taxes                                                             2,124         (7,277)
        Gain on disposal of assets                                                                (119)        (2,516)
        Foreign exchange (gain) loss                                                              (110)           417
        Net effect of changes in operating assets and liabilities                               11,791         (3,162)
                                                                                              --------       --------
Net cash flows from operating activities                                                         3,140         (2,428)
                                                                                              --------       --------

Investing activities:
   Capital expenditures                                                                         (5,898)        (8,420)
   Proceeds received from disposals of assets                                                      119          3,896
                                                                                              --------       --------
Net cash flows from investing activities                                                        (5,779)        (4,524)
                                                                                              --------       --------
Financing activities:
   Net proceeds under revolving credit arrangements                                              2,290         13,185
   Payments on long-term debt                                                                     (369)        (1,220)
                                                                                              --------       --------
Net cash flows from financing activities                                                         1,921         11,965
                                                                                              --------       --------
Effect of exchange rate on cash                                                                   (169)          (825)
                                                                                              --------       --------

Net change in cash and cash equivalents                                                           (887)         4,188


Cash and cash equivalents at beginning of period                                                 5,000          2,903
                                                                                              --------       --------
Cash and cash equivalents at end of period                                                    $  4,113       $  7,091
                                                                                              ========       ========






                        See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Pioneer is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI"). All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by Pioneer's Canadian subsidiary, PCI Chemicals Canada Inc. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of the Company's proposed plan of reorganization (the "Proposed Plan") were pre-negotiated between PCI and certain of its senior secured creditors. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $250 million of new debt and 97% of the common stock of the reorganized company. Unsecured creditors will hold the remaining 3% of the common stock of the reorganized company. All of PCI's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

    The accompanying unaudited consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, the ability to comply with debtor-in-possession financing agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required if the Company were to be liquidated. Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings.

    Prior to filing for bankruptcy protection, the Company delayed making payments on various debt obligations due to insufficient liquidity. As a result, the Company is not in compliance with the terms of certain of its debt agreements. Accordingly, $589 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet.

    Effective July 31, 2001, the Company entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender to provide a source of liquidity during the reorganization. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effects of changes in operating assets and liabilities are as follows:

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     -------------------------
                                                                                        2001           2000
                                                                                     ----------     ----------
              Accounts receivable                                                    $ (8,985)      $  (1,463)
              Due from affiliates                                                        (131)         (1,470)
              Inventories                                                               3,973          (2,399)
              Prepaid expenses                                                          1,605             915
              Other assets                                                               (953)          7,739
              Accounts payable                                                        (12,051)         (3,314)
              Accrued liabilities                                                      27,847           1,286
              Other long-term liabilities                                                 486          (4,456)
                                                                                     --------       ---------
                   Net change in operating assets and liabilities                    $ 11,791       $  (3,162)
                                                                                     ========       =========

     Following are supplemental disclosures of cash flow information:

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     ------------------------
                                                                                        2001           2000
                                                                                     ----------     ---------
              Cash payments for:
                 Interest                                                           $ 2,031          $ 26,976
                 Income taxes                                                           210

3.  INVENTORIES

Inventories consist of the following:

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                          2001            2000
                                                                                   ----------------   ------------
               Raw materials, supplies and parts                                       $ 13,963           $ 14,329
               Finished goods and work-in-process                                         7,294              9,391
               Inventories under exchange agreements                                       (255)             1,347
                                                                                       --------           --------
                                                                                       $ 21,002           $ 25,067
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

                                                    PCI                NOTE        INTERCOMPANY      CONSOLIDATED
                                                   CANADA            GUARANTORS    ELIMINATIONS         COMPANY
                                                   ------            ----------    ------------         -------
        AS OF JUNE 30, 2001:
        Current assets                           $   21,043           $  64,162      $      --          $ 85,205
        Non-current assets                          201,087             344,007        (53,201)          491,893
        Current liabilities                         217,398             475,167             --           692,565
        Non-current liabilities                       5,346              79,259        (53,201)           31,404


        FOR THE THREE MONTHS ENDED JUNE 30, 2001:
        Revenues                                 $   38,054           $  72,739      $ (22,489)         $ 88,304
        Gross profit                                 10,390               2,555             21            12,966
        Net income (loss)                             2,239             (17,425)            21           (15,165)

        FOR THE SIX MONTHS ENDED JUNE 30, 2001:
        Revenues                                 $   74,943           $ 144,636      $ (43,544)         $176,035
        Gross profit                                 20,144               3,024            410            23,578
        Net income (loss)                             2,646             (37,795)           410           (34,739)

        AS OF DECEMBER 31, 2000:
        Current assets                           $   21,976           $  59,956      $      --          $ 81,932
        Non-current assets                          196,832             355,615        (41,348)          511,099
        Current liabilities                         217,136             456,701             --           673,837
        Non-current liabilities                       4,932              67,743        (41,348)           31,327

        FOR THE THREE MONTHS ENDED JUNE 30, 2000:
        Revenues                                 $   31,417           $  70,726      $ (15,559)         $ 86,584
        Gross profit                                  4,131               7,600            (91)           11,640
        Net loss                                     (1,717)             (3,757)           (91)           (5,565)


        FOR THE SIX MONTHS ENDED JUNE 30, 2000:
        Revenues                                 $   63,309           $ 137,429      $ (32,467)         $168,271
        Gross profit                                  9,363              13,472           (225)           22,610
        Net loss                                     (3,480)            (11,152)          (225)          (14,857)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

6.  UNUSUAL CHARGES

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded prior to March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was accrued prior to March 31, 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $0.9 million were made during the six months ended June 30, 2001, resulting in accrued severance of $2.6 million at June 30, 2001.

     The $2.6 million of unusual charges recorded during the quarter ended June 30, 2001 are primarily comprised of professional fees related to the Company's financial reorganization.

7.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                                      JUNE 30,   DECEMBER 31,
                                                                                        2001         2000
                                                                                      --------   ------------
             Revolving credit facility; variable interest rates based on U.S.
                prime rate plus  1/2% and Canadian prime rate plus 1 1/4%...........  $ 29,870   $   27,581
             9  1/4% Senior Secured Notes, due June 15, 2007........................   200,000      200,000
             9  1/4% Senior Secured Notes, due October 15, 2007.....................   175,000      175,000
             June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
                base rate...........................................................    96,750       96,750
             November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
                or base rate........................................................    80,000       80,000
             Other notes, maturing in various years through 2014, with various
                installments, at various interest rates.............................    10,638       11,007
                                                                                     ---------   ----------
                       Total........................................................   592,258      590,338
             Current maturities of long-term debt...................................  (588,541)    (586,252)
                                                                                     ---------   ----------
                       Long-term debt, less current maturities...................... $   3,717   $    4,086
                                                                                     =========   ==========

      See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code, and the filing by Pioneer's Canadian subsidiary under the Companies Creditors Arrangements Act in Superior Court in Montreal.

      Effective December 15, 2000, the Company suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, the Company did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When the Company defaulted on the $200 million of 9 1/4% Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at June 30, 2001.

       In September 1999, the Company entered into a $50.0 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at June 30, 2001 was $49.7 million, subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of June 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $29.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to a default rate of interest and is classified as a current liability at June 30, 2001.

      On July 31, 2001, the Company entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million.

     The Company's long-term debt agreements contain various restrictions which, among other things, limit the ability of the Company to incur additional indebtedness and to acquire or dispose of assets or operations. The Company is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of the Company since June 1997. As of June 30, 2001, no additional distributions were allowable under the debt covenants. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of June 30, 2001, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, was not allowed.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by Pioneer's Canadian subsidiary. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of the Company's proposed plan of reorganization (the "Proposed Plan") were pre-negotiated between the Company and certain of its senior secured creditors. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $250 million of new debt and 97% of the common stock of the reorganized company. Certain unsecured creditors will receive the remaining 3% of the common stock of the reorganized company. All of PCI's outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     As of the petition date, actions to collect pre-petition indebtedness are stayed, and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to compromise under the Proposed Plan to be voted upon by all impaired classes of creditors and equity security holders, which is subject to approval by the Bankruptcy Court.

    Prior to the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company did not make scheduled interest and principal payments on various debt obligations due to insufficient liquidity. As a result, the Company is not in compliance with the terms of certain of its debt agreements. Accordingly, approximately $589 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet.

    Effective July 31, 2001, the Company entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide the Company with $4 million more financing that was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On July 31, 2001, unused available borrowing capacity under the DIP Facility was $9.9 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

    The sufficiency of the Company's liquidity and capital resources is dependent upon the confirmation of a plan of reorganization, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. With the base of support already provided by a majority of the senior secured creditors who will be voting in favor of the Proposed Plan, the Company believes the Proposed Plan will be approved and implemented in a timely manner.

      The Company's capital expenditures for fiscal 2001 are expected to approximate $18.6 million, primarily for environmental, safety and production replacement projects.

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

      A portion of the Company's sales and expenditures are denominated in Canadian dollars, and accordingly, the Company's results of operations and cash flows have been and may continue to be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. Currently, the Company is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

      Net Cash Flows from Operating Activities. During the first six months of 2001, the Company generated cash of $3.1 million from operating activities. The cash flow was primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 2001 totaled $5.8 million, which was primarily due to capital expenditures.

      Net Cash Flows from Financing Activities. Cash inflows from financing activities during the first six months of 2001 totaled approximately $1.9 million due primarily to net borrowing under the Revolving Facility of $2.3 million, offset by scheduled debt payments made on two secured notes.

      Working Capital. The Company's working capital deficiency was $607.4 million at June 30, 2000 compared to a deficiency of $591.9 million at December 31, 2000. This $15.5 million increase in working capital deficiency was primarily due to an increase in accrued interest, offset by a decrease in accounts payable and an increase in accounts receivable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Revenues. Revenues increased by $1.7 million, or approximately 2%, to $88.3 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility.

The average ECU price during the second quarter of 2001 was $359, a $36 increase from a year ago. In addition, the sale of the operations of Kemwater North America Company ("KNA") in 2000 resulted in a $0.9 million decrease in revenues for the three months ended June 30, 2001 as compared to the same period in 2000.

      Cost of Sales. Cost of sales increased $0.4 million, or approximately 1%, for the three months ended June 30, 2001, as compared to the same period in 2000. The increase was primarily due to higher power costs, offset by lower sales volumes and a $1.2 million decrease due to the KNA sale.

     Gross Profit. Gross profit margin increased to 15% in 2001 from 13% in 2000 primarily due to the ECU pricing increase and the KNA sale.

      Unusual Charges. Unusual charges for the three months ended June 30, 2001 were primarily comprised of professional fees related to Pioneer's reorganization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.8 million, or approximately 7%, for the three months ended June 30, 2001. This decrease was comprised of a $0.3 million decrease due to the KNA sale and cost savings resulting from the organizational restructuring.

      Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of decreased cash balances and higher variable interest rates in 2001 as compared to 2000 resulting from default interest rates being in effect on several of the debt instruments.

      Other Income (Expense), Net. Other income, net for the quarter ended June 30, 2001 was primarily comprised of a foreign exchange gain. Other income in 2000 consisted primarily of a $3.3 million gain from the sale of certain excess property.

      Income Tax Expense (Benefit). Income tax expense for the quarter ended June 30, 2001 was $0.6 million, reflecting foreign tax expense on the income of the Company's Canadian operations. Due to recurring losses of the Company's U.S. operations and uncertainty as to the effect of the Company's reorganization on the availability and use of its U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $61.9 million was recorded in connection with the Company's U.S. deferred tax assets at December 31, 2000. During the quarter ended June 30, 2001 the Company recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from its U.S. operations. An income tax benefit of $2.6 million was recorded for the quarter ended June 30, 2000.

      Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2001 was $15.2 million, compared to a net loss of $5.6 million for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      Revenues. Revenues increased by $7.8 million, or approximately 5%, to $176 million for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility. The average ECU price during the six months ended June 30, 2001 was $366, a $52 increase from a year ago. In addition, the sale of the operations of KNA in 2000 resulted in a $1.9 million decrease in revenues for the six months ended June 30, 2001 as compared to the same period in 2000.

      Cost of Sales. Cost of sales increased $6.8 million, or approximately 5%, for the six months ended June 30, 2001, as compared to the same period in 2000. The increase was primarily due to higher power costs, offset by lower sales volumes and a $2.6 million decrease due to the KNA sale.

      Gross Profit.  Gross profit margin was unchanged at 13% in 2001 and 2000.

      Unusual Charges. Unusual charges for the six months ended June 30, 2001 were primarily comprised of severance expense and professional fees related to Pioneer's restructuring. Unusual charges in 2000 included a $0.9 million loss related to the disposition of the Company's alum coagulant business at Antioch, California.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million, or approximately 6%, for the six months ended June 30, 2001. This decrease was comprised of a $0.7 million decrease due to the KNA sale and cost savings resulting from the organizational restructuring.

      Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of decreased cash balances and higher variable interest rates in 2001 as compared to 2000 resulting from default interest rates being in effect on several of the debt instruments.

      Other Income, Net. Other income for the six months ended June 30, 2001 was primarily comprised of a sales tax refund of $0.5 million, a gain on asset sale of $0.1 million, with the remainder attributable to foreign exchange gain. In 2000, other income was primarily a $3.3 million gain from the sale of certain excess property.

      Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2001 was $2.2 million, reflecting foreign tax expense on the income of the Company's Canadian operations. Due to recurring losses of the Company's U.S. operations and uncertainty as to the effect of the Company's restructuring on the availability and use of its U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $61.9 million was recorded in connection with the Company's U.S. deferred tax assets at December 31, 2000. During the six months ended June 30, 2001 the Company recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from its U.S. operations. An income tax benefit of $7 million was recorded for the six months ended June 30, 2000.

      Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2001 was $34.7 million, compared to a net loss of $14.9 million for the same period in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.
Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.4 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the six months ended June 30, 2001.


                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Prior to the filing by Pioneer and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2001, and the filing by Pioneer's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal, the Company had suspended payments of interest and principal under various debt agreements, which created an event of default under Pioneer's Senior Secured Notes, term loans, and certain other indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              None.

         (b) Reports on Form 8-K

              On June 5, 2001, Pioneer filed a report on Form 8-K. Under Item 5, "Other Events," the Company disclosed certain non-public information regarding Pioneer's internal long-term financial forecast. This information had previously been provided to the Company's creditors and their advisors in connection with ongoing discussions regarding a financial restructuring. The information was provided under confidentiality agreements, the terms of which, with respect to certain information, have expired.

              On June 15, 2001, Pioneer filed a report on Form 8-K. Under Item 5, "Other Events," the Company reported the existence of an agreement effective as of June 14, 2001 (the "Inter-Creditor Agreement"), documenting that a majority of the senior secured creditors have agreed to pursue and support a financial restructuring plan. The Company reported which creditors were included in the Inter-Creditor agreement, the terms of the agreement as well as the terms of the plan the creditors are supporting.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PIONEER CORPORATION OF AMERICA




August 14, 2001                               By:  /s/ Philip J. Ablove
                                                   -----------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer