Form 10-Q/A
period 2001-06-30
PIONEER CORP OF AMERICA
filed 2001-12-28
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

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

     On December 1, 2001, there were outstanding 1,000 shares of the Registrant's Common Stock, $.01 par value. All of such shares are owned by Pioneer Companies, Inc.

                         PIONEER CORPORATION OF AMERICA


RESTATEMENT OF FINANCIAL INFORMATION

         In October 2001, based on an internal review, the Company became aware of derivative transactions that occurred during the second quarter of 2001 but were not recorded. A subsequent analysis determined that these transactions amounted to an unrealized loss of $29.8 million at June 30, 2001, which was not previously reflected in the consolidated financial statements.

         As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of and for the three-month and six-month periods ended June 30, 2001 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 3 of the Notes to Consolidated Financial Statements.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 second quarter Form 10-Q as filed on August 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures (excluding disclosures related to the status of the Chapter 11 proceedings) as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 2001 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2001.

         Pioneer Corporation of America (the "Company") hereby amends Items 1, 2 and 3 of Part I in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (SEC File No. 33-98828) (the "10-Q") for the effect of the above-described matter.

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION


                                                                                                            Page
                                                                                                            ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June  30, 2001 and December 31, 2000                                4

             Consolidated Statements of Operations--Three Months Ended June 30, 2001 and 2000                 5
                   and Six Months Ended June 30, 2001 and 2000

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and 2000                   6

             Notes to Consolidated Financial Statements                                                       7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations          13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                      17


Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of the Company to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PIONEER CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                                   JUNE 30,        DECEMBER 31,
                                                                                    2001               2000
                                                                                 ------------      ------------
                                    ASSETS                                       (AS RESTATED -
                                                                                  SEE NOTE 3)
Current assets:
   Cash and cash equivalents                                                     $      4,113      $      5,000
   Accounts receivable, net of allowance for doubtful accounts of $1,650 at
     June 30, 2001 and $1,392 at December 31, 2000                                     58,467            49,563
   Inventories                                                                         21,002            25,067
   Prepaid expenses                                                                     1,623             2,302
                                                                                 ------------      ------------
Total current assets                                                                   85,205            81,932
Property, plant and equipment:
   Land                                                                                10,622            10,622
   Buildings and improvements                                                          61,338            61,334
   Machinery and equipment                                                            349,991           348,695
   Construction in progress                                                            19,844            15,137
                                                                                 ------------      ------------
                                                                                      441,795           435,788
   Less: accumulated depreciation                                                    (152,637)         (135,404)
                                                                                 ------------      ------------
                                                                                      289,158           300,384
Due from affiliates                                                                     4,068             3,939
Other assets, net of accumulated amortization of $14,561 at June 30, 2001
   and $12,004 at December 31, 2000                                                    23,490            27,216

Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $44,327 at June 30, 2001 and $39,945 at December 31, 2000          175,177           179,560
                                                                                 ------------      ------------
Total assets                                                                     $    577,098      $    593,031
                                                                                 ============      ============


                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable                                                              $     31,395      $     43,738
   Accrued liabilities                                                                 72,630            43,847
   Derivative liability (Note 2)                                                        2,762                --
   Current portion of long-term debt                                                  588,541           586,252
                                                                                 ------------      ------------

Total current liabilities                                                             695,328           673,837
Long-term debt, less current portion                                                    3,717             4,086
Accrued pension and other employee benefits                                            15,797            14,984
Derivative liability (Note 2)                                                          27,001                --
Other long-term liabilities                                                            11,890            12,257
Commitments and contingencies
Stockholder's deficit:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                              1                 1
   Additional paid-in capital                                                          65,483            65,483
   Retained deficit                                                                  (242,043)         (177,541)
   Accumulated other comprehensive income                                                 (76)              (76)
                                                                                 ------------      ------------
Total stockholder's deficit                                                          (176,635)         (112,133)
                                                                                 ------------      ------------
Total liabilities and stockholder's deficit                                      $    577,098      $    593,031
                                                                                 ============      ============

                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                         -----------------------------     -----------------------------
                                                             2001             2000            2001              2000
                                                         ------------     ------------     ------------     ------------
                                                         (AS RESTATED -                    (AS RESTATED -
                                                          SEE NOTE 3)                       SEE NOTE 3)
Revenues                                                 $     88,304     $     86,584     $    176,035     $    168,271
Cost of sales                                                  75,338           74,944          152,457          145,661
                                                         ------------     ------------     ------------     ------------
Gross profit                                                   12,966           11,640           23,578           22,610
Selling, general and administrative expenses                   10,003           10,812           20,244           21,640
Change in fair value of derivatives                            29,763                            29,763
Unusual items                                                   2,590              (86)           6,852              786
                                                         ------------     ------------     ------------     ------------
Operating income (loss)                                       (29,390)             914          (33,281)             184
Interest expense, net                                         (14,430)         (12,926)         (29,878)         (26,028)
Other income (expense), net                                      (471)           3,812              832            3,940
                                                         ------------     ------------     ------------     ------------
Loss before taxes                                             (44,291)          (8,200)         (62,327)         (21,904)
Income tax expense (benefit)                                      637           (2,635)           2,175           (7,047)
                                                         ------------     ------------     ------------     ------------
Net loss                                                 $    (44,928)    $     (5,565)    $    (64,502)    $    (14,857)
                                                         ============     ============     ============     ============

Per Share Information:
    Net loss - basic and diluted                         $    (44,928)    $     (5,565)    $    (64,502)    $    (14,857)

Weighted average number of common shares outstanding:
    Basic and diluted                                               1                1                1                1






                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         -----------------------------
                                                                             2001            2000
                                                                         ------------     ------------
                                                                        (AS RESTATED -
                                                                         SEE NOTE 3)
Operating activities:
   Net loss                                                              $    (64,502)    $    (14,857)
   Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                          24,193           24,967
        Net change in deferred taxes                                            2,124           (7,277)
            Change in fair value of derivatives                                29,763               --
        Gain on disposal of assets                                               (119)          (2,516)
        Foreign exchange (gain) loss                                             (110)             417
        Net effect of changes in operating assets and liabilities              11,791           (3,162)
                                                                         ------------     ------------
Net cash flows from operating activities                                        3,140           (2,428)
                                                                         ------------     ------------

Investing activities:
   Capital expenditures                                                        (5,898)          (8,420)
   Proceeds received from disposals of assets                                     119            3,896
                                                                         ------------     ------------
Net cash flows from investing activities                                       (5,779)          (4,524)
                                                                         ------------     ------------

Financing activities:
   Net proceeds under revolving credit arrangements
                                                                                2,290           13,185
   Payments on long-term debt                                                    (369)          (1,220)
                                                                         ------------     ------------
Net cash flows from financing activities                                        1,921           11,965
                                                                         ------------     ------------
Effect of exchange rate on cash                                                  (169)            (825)
                                                                         ------------     ------------
Net change in cash and cash equivalents                                          (887)           4,188
Cash and cash equivalents at beginning of period                                5,000            2,903
                                                                         ------------     ------------
Cash and cash equivalents at end of period                               $      4,113     $      7,091
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

                         PIONEER CORPORATION OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

GENERAL

     The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI"). Per share amounts presented in the tabulations in the notes to the consolidated financial statements are presented in whole dollars; all other dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

      On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary, PCI Chemicals Canada Inc. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of the Company's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between the Company and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within the Company's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon emergence, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $200 million of new debt and 97% of the common stock of the reorganized company. Unsecured creditors will hold the remaining 3% of the common stock of the reorganized company. All of the Company's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     The accompanying unaudited consolidated financial statements have been prepared on the going-concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of the Proposed Plan will materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary as a consequence of implementing the Proposed Plan. The ability of the Company to continue as a going concern is dependent upon, among other things, emerging from the Chapter 11 proceedings, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required were the Company to be liquidated.

    Prior to the Company's filing for bankruptcy protection, the Company delayed making payments on various debt obligations due to insufficient liquidity. As a result, the Company is not in compliance with the terms of certain of its debt agreements. Accordingly, approximately $600 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet.

    Effective July 31, 2001, the Company entered into a debtor-in-possession financing agreement (the "DIP Facility") which, as approved by the Bankruptcy Court in August 2001, provides for up to $50 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility was reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans.

    The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgements. Actual results could differ from those estimates.

2.   DERIVATIVE INSTRUMENTS

     The Company adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, and as interpreted by the Financial Accounting Standards Board's ("FASB") Derivatives Implementation Group ("DIG"), collectively hereafter referred to as "SFAS 133", as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     The Colorado River Commission ("CRC") supplies power to the Company's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydro-power, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydro-power contracts with utilities and other customers, including the Company's Henderson facility, in Southern Nevada. Since the low cost hydro-power supplied by CRC does not entirely meet Henderson's power demands and those of its other customers, CRC purchases supplemental power from various sources and resells it to the Company and other customers.

     Effective as of March 13, 2001, the Company and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to the Company's Henderson facility from hydroelectric sources. CRC maintains it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. The Company maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by the Company and CRC and that the trades entered into by CRC purportedly on the Company's behalf were excessive in relation to the Company's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the three months ended June 30, 2001. The net unrealized loss is attributable to three forward purchase contracts and one option contract executed by CRC and approved by the Company. As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of and for the three-month and six month periods ended June 30, 2001 have been restated from amounts previously reported.

         The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of the Company believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at June 30, 2001.


         Notional amounts, presented in the table below, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")).


                                                         JUNE 30, 2001
                                                        --------------
Electricity Futures Contracts:
  Contract volume (mwh)                                        910,675
  Range of expirations (years)                             .50 to 5.00
  Weighted average years until expiration                         4.68
  Weighted average contract price (per mwh)             $        51.74
  Notional amount                                       $       47,120
  Weighted average fair value (per mwh)                 $        28.91
  Unrealized (loss)                                     $      (20,791)

Electricity Option Contract:
  Notional amount                                       $       30,700
  Term (years)                                                    5.00
  Strike price                                          $        50.00
  Unrealized (loss)                                     $       (8,972)

3.   RESTATEMENT ADJUSTMENTS

         As described in Note 2 to the Consolidated Financial Statements, the Company became aware of derivative transactions that were not being recorded subsequent to the issuance of its consolidated financial statements as of and for the periods ended June 30, 2001. The financial effects of recording these derivative positions are as follows:


                           CONSOLIDATED BALANCE SHEET



                                    AS PREVIOUSLY
                                       REPORTED         RESTATEMENTS       AS RESTATED
                                    --------------     --------------     --------------

Total current liabilities           $      692,566     $        2,762     $      695,328
Non-current derivative liability                --             27,001             27,001
Retained deficit                          (212,280)           (29,763)          (242,043)
Total stockholders' deficit               (146,872)           (29,763)          (176,635)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED JUNE 30, 2001
                                          ----------------------------------------------------
                                          AS PREVIOUSLY
                                             REPORTED         RESTATEMENT        AS RESTATED
                                          ----------------------------------------------------
                                                              ADJUSTMENTS
                                          ----------------------------------------------------
Change in fair value of derivatives       $           --     $      (29,763)    $      (29,763)
Operating income (loss)                              373            (29,763)           (29,390)
Loss before taxes                                (14,528)           (29,763)           (44,291)
Net Loss                                         (15,165)           (29,763)           (44,928)
Net loss per share - basic and diluted           (15,165)           (29,763)           (44,928)


                                                    SIX MONTHS ENDED JUNE 30, 2001
                                          ----------------------------------------------------
                                          AS PREVIOUSLY
                                            REPORTED          RESTATEMENT        AS RESTATED
                                          ----------------------------------------------------
                                                              ADJUSTMENTS
                                          ----------------------------------------------------

Change in fair value of derivatives       $           --     $      (29,763)    $      (29,763)
Operating income (loss)                           (3,518)           (29,763)           (33,281)
Loss before taxes                                (32,564)           (29,763)           (62,327)
Net loss                                         (34,739)           (29,763)           (64,502)
Net loss per share - basic and diluted           (34,739)           (29,763)           (64,502)

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Net effects of changes in operating assets and liabilities are as follows:



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       -----------------------------
                                                           2001              2000
                                                       ------------     ------------
Accounts receivable                                    $     (8,985)    $     (1,463)
Due from affiliates                                            (131)          (1,470)
Inventories                                                   3,973           (2,399)
Prepaid expenses                                              1,605              915
Other assets                                                   (953)           7,739
Accounts payable                                            (12,051)          (3,314)
Accrued liabilities                                          27,847            1,286
Other long-term liabilities                                     486           (4,456)
                                                       ------------     ------------
     Net change in operating assets and liabilities    $     11,791     $     (3,162)
                                                       ============     ============

     Following are supplemental disclosures of cash flow information:



                             SIX MONTHS ENDED
                                JUNE 30,
                      -----------------------------
                         2001              2000
                      ------------    ------------
Cash payments for:
   Interest           $      2,031    $     26,976
   Income taxes                210              11

5.   INVENTORIES

Inventories consist of the following:


                                           JUNE 30,       DECEMBER 31,
                                            2001             2000
                                         ------------     ------------
Raw materials, supplies and parts        $     13,963     $     14,329
Finished goods and work-in-process              7,294            9,391
Inventories under exchange agreements            (255)           1,347
                                         ------------     ------------
                                         $     21,002     $     25,067
                                         ============     ============

6.   COMMITMENTS AND CONTINGENCIES

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

7.   PCI CHEMICALS CANADA INC. - AS RESTATED

     Pioneer is a holding company with no operating assets or operations. PCI Chemicals Canada Inc. ("PCI Canada"), a subsidiary of Pioneer, has outstanding $175.0 million of 9 1/4% Senior Secured Notes, due October 15, 2007. These notes are fully and unconditionally guaranteed on a joint and several basis by Pioneer and Pioneer's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of the Company. Summarized financial information of PCI Canada and the guarantors of these notes are as follows:


                                                 PCI             NOTE         INTERCOMPANY     CONSOLIDATED
                                               CANADA         GUARANTORS      ELIMINATIONS       COMPANY
                                             ------------    ------------     ------------     ------------
AS OF JUNE 30, 2001:
Current assets                               $     21,043    $     64,162     $         --     $     85,205
Non-current assets                                201,087         344,007          (53,201)         491,893
Current liabilities                               217,398         477,930               --          695,328
Non-current liabilities                             5,346         106,260          (53,201)          58,405

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Revenues                                     $     38,054    $     72,739     $    (22,489)    $     88,304
Gross profit                                       10,390           2,555               21           12,966
Net income (loss)                                   2,239         (47,188)              21          (44,928)



                                                 PCI              NOTE         INTERCOMPANY     CONSOLIDATED
                                               CANADA          GUARANTORS      ELIMINATIONS       COMPANY
                                             ------------     ------------     ------------     ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Revenues                                     $     74,943     $    144,636     $    (43,544)    $    176,035
Gross profit                                       20,144            3,024              410           23,578
Net income (loss)                                   2,646          (67,558)             410          (64,502)

AS OF DECEMBER 31, 2000:
Current assets                               $     21,976     $     59,956     $         --     $     81,932
Non-current assets                                196,832          355,615          (41,348)         511,099
Current liabilities                               217,136          456,701               --          673,837
Non-current liabilities                             4,932           67,743          (41,348)          31,327

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Revenues                                     $     31,417     $     70,726     $    (15,559)    $     86,584
Gross profit                                        4,131            7,600              (91)          11,640
Net loss                                           (1,717)          (3,757)             (91)          (5,565)

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Revenues                                     $     63,309     $    137,429     $    (32,467)    $    168,271
Gross profit                                        9,363           13,472             (225)          22,610
Net loss                                           (3,480)         (11,152)            (225)         (14,857)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

8.   UNUSUAL ITEMS

     In March 2001, the Company announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded prior to March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by the Company, $1.6 million of severance expense was accrued prior to March 31, 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $0.9 million were made during the six months ended June 30, 2001, resulting in accrued severance of $2.6 million at June 30, 2001.

     The $2.6 million of unusual charges recorded during the quarter ended June 30, 2001 are primarily comprised of professional fees related to the Company's financial reorganization.


9.   LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                              JUNE 30,       DECEMBER 31,
                                                                               2001              2000
                                                                            ------------     ------------
Revolving credit facility; variable interest rates based on U.S. .......
   prime rate plus 1/2% and Canadian prime rate plus 1 1/4% ............    $     29,870     $     27,581
9 1/4% Senior Secured Notes, due June 15, 2007 .........................         200,000          200,000
9 1/4% Senior Secured Notes, due October 15, 2007 ......................         175,000          175,000
June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
   base rate ...........................................................          96,750           96,750
November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
   or base rate ........................................................          80,000           80,000
Other notes, maturing in various years through 2014, with various
   installments, at various interest rates .............................          10,638           11,007
                                                                            ------------     ------------
          Total ........................................................         592,258          590,338
Current portion of long-term debt ......................................        (588,541)        (586,252)
                                                                            ------------     ------------
          Long-term debt, less current portion .........................    $      3,717     $      4,086
                                                                            ============     ============

     See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code, and the filing by the Company's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal.

     Effective December 15, 2000, the Company suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, the Company did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When the Company defaulted on the $200 million of 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at June 30, 2001.

     In September 1999, the Company entered into a $50 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at June 30, 2001 was $49.7 million, subject to a reserve of $5 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of June 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $29.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to a default rate of interest and is classified as a current liability at June 30, 2001.

     On July 31, 2001, the Company entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million.

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

10.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As described in Note 3 to the Consolidated Financial Statements, the Company's consolidated financial statements as of and for the periods ended June 30, 2001 have been restated. The following discussion and analysis gives effect to that restatement and should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

      On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in

 Montreal, Canada, by PCI's Canadian subsidiary. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of the Company's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between the Company and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within the Company's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $200 million of new debt and 97% of the common stock of the reorganized company. Certain unsecured creditors will receive the remaining 3% of the common stock of the reorganized company. All of the Company's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     As of the petition date, actions to collect pre-petition indebtedness are stayed, and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to compromise under the Proposed Plan.

     Prior to the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company did not make scheduled interest and principal payments on various debt obligations due to insufficient liquidity. As a result, the Company is not in compliance with the terms of certain of its debt agreements. Accordingly, approximately $600 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet.

     Effective July 31, 2001, the Company entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide the Company with $4 million more financing that was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On July 31, 2001, unused available borrowing capacity under the DIP Facility was $9.9 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

     The sufficiency of the Company's liquidity and capital resources is dependent upon the Company's emerging from Chapter 11, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. Now that the Proposed Plan has been confirmed, Pioneer believes that Proposed Plan will be implemented in a timely manner.

     The Company's capital expenditures for fiscal 2001 are expected to approximate $15.0 million, primarily for environmental, safety and production replacement projects.

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

     Working Capital. The Company's working capital deficiency was $610.1 million at June 30, 2001 compared to a deficiency of $591.9 million at December 31, 2000. This $18.2 million increase in working capital deficiency was primarily due to an increase in accrued interest and the current portion of the derivative liability, offset by a decrease in accounts payable and an increase in accounts receivable.

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

     Change in Fair Value of Derivatives. Effective as of March 13, 2001, the Company and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to the Company's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract, including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. The Company maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by both parties and that the trades entered into by CRC purportedly on the Company's behalf were excessive in relation to the Company's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to an unrealized loss of $29.8 million for the three months ended June 30, 2001. The unrealized loss is the result of three forward purchase contracts and one option contract that were executed by CRC and approved by the Company. See further discussion in Note 2 to the Consolidated Financial Statements.

     Unusual Items. Unusual charges for the three months ended June 30, 2001 were primarily comprised of professional fees related to Pioneer's reorganization.

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

     Other Income (Expense), Net. Other income, net for the quarter ended June 30, 2001 was primarily comprised of a foreign exchange loss. Other income in 2000 consisted primarily of a $3.3 million gain from the sale of certain excess property.

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

     Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2001 was $44.9 million, compared to a net loss of $5.6 million for the same period in 2000.

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

     Change in Fair Value of Derivatives. In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the six months ended June 30, 2001. The net unrealized loss is the result of three forward purchase contracts and one option contract that were executed by CRC and approved by the Company. See further discussion in Note 2 to the Consolidated Financial Statements.

     Unusual Items. Unusual charges for the six months ended June 30, 2001 were primarily comprised of severance expense and professional fees related to Pioneer's restructuring. Unusual charges in 2000 included a $0.9 million loss related to the disposition of the Company's alum coagulant business at Antioch, California.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million, or approximately 6%, for the six months ended June 30, 2001. This decrease was comprised of a $0.7 million decrease due to the KNA sale and cost savings resulting from an organizational restructuring.

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

     Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2001 was $64.5 million, compared to a net loss of $14.9 million for the same period in 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, and as interpreted by the Financial Accounting Standards Board's ("FASB") Derivatives Implementation Group ("DIG"), collectively, hereafter referred to as "SFAS 133", as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     The Colorado River Commission ("CRC") supplies power to the Company's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydro-power, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydro-power contracts with utilities and other customers, including the Company's Henderson facility, in Southern Nevada. Since the low cost hydro-power supplied by CRC does not entirely meet Henderson's power demands and those of its other customers, CRC purchases supplemental power from various sources and resells it to the Company and other customers.

     Effective as of March 13, 2001, the Company and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to the Company's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. The Company maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by the Company and CRC and that the trades entered into by CRC purportedly on the Company's behalf were excessive in relation to the Company's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the three months ended June 30, 2001. The net unrealized loss is the result of three forward purchase contracts and one option contract that CRC executed and were approved by the Company.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of the Company believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at June 30, 2001.


     Notional amounts, presented in the following tables, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")).

Electricity Futures Contracts:
  Contract volume (mwh)                                  910,675
  Range of expirations (years)                       .50 to 5.00
  Weighted average years until expiration                   4.68
  Weighted average contract price (per mwh)       $        51.74
  Notional amount                                 $       47,120
  Weighted average fair value (per mwh)           $        28.91
  Unrealized (loss)                               $      (20,791)

Electricity Option Contract:
  Notional amount                                 $       30,700
  Term (years)                                              5.00
  Strike price                                    $        50.00
  Unrealized (loss)                               $       (8,972)

     The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 allocated over the lives of the contracts ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")):


                                                                            EXPECTED MATURITY
                                               -------------------------------------------------------------------------------
                                               SIX MONTHS
                                                 ENDED        FISCAL        FISCAL        FISCAL        FISCAL        FISCAL
                                                12/31/01       2002          2003          2004          2005          2006
                                               ----------    ---------     ---------     ---------     ---------     ---------
Electricity Futures Contracts:
  Contract volume (mwh)                           63,875       169,360       169,360       169,360       169,360       169,360
  Weighted average contract price (per mwh)    $   57.15     $   51.33     $   51.33     $   51.33     $   51.33     $   51.33
  Notional amount                              $   3,650     $   8,694     $   8,694     $   8,694     $   8,694     $   8,694
  Weighted average fair value (per mwh)        $   37.20     $   34.66     $   25.92     $   25.53     $   26.79     $   28.53
  Unrealized (loss)                            $  (1,274)    $  (2,824)    $  (4,304)    $  (4,371)    $  (4,156)    $  (3,862)

Electricity Option Contract
  Notional amount                              $      --     $   6,140     $   6,140     $   6,140     $   6,140     $   6,140
  Strike price                                 $      --     $   50.00     $   50.00     $   50.00     $   50.00     $   50.00
  Unrealized (loss)                            $      --     $  (1,173)    $  (1,928)    $  (2,036)    $  (1,979)    $  (1,856)

     Other than noted above, the Company's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the six months ended June 30, 2001.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PIONEER CORPORATION OF AMERICA




December 28, 2001                             By:  /s/ Philip J. Ablove
                                                   -----------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer