Form 10-Q
period 2001-09-30
PIONEER CORP OF AMERICA
filed 2001-12-28
CIK 944649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                         PIONEER CORPORATION OF AMERICA

                                TABLE OF CONTENTS

                                        PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--September  30, 2001 and December 31, 2000                             3

             Consolidated Statements of Operations--Three Months Ended September 30, 2001 and 2000 and          4
                 Nine Months Ended September 30, 2001 and 2000

             Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2001 and 2000               5

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations             12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                         16

                                         PART II--OTHER INFORMATION

Item 3.      Defaults Upon Senior Securities                                                                    19

Item 6.      Exhibits and Reports on Form 8-K                                                                   19



Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of the Company to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION
                         PIONEER CORPORATION OF AMERICA
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         2001           2000
                                                                                     -------------  ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                           $   1,099     $   5,000
   Accounts receivable, net of allowance for doubtful accounts of $1,302 at
     September 30, 2001 and $1,392 at December 31, 2000                                   55,887        49,563
   Inventories                                                                            22,728        25,067
    Derivative asset (Note 2)                                                            188,691            --
   Prepaid expenses                                                                        2,435         2,302
                                                                                       ---------     ---------
Total current assets                                                                     270,840        81,932
Property, plant and equipment:
   Land                                                                                   10,622        10,622
   Buildings and improvements                                                             61,540        61,334
   Machinery and equipment                                                               351,437       348,695
   Construction in progress                                                               20,362        15,137
                                                                                       ---------     ---------
                                                                                         443,961       435,788
   Less: accumulated depreciation                                                       (160,466)     (135,404)
                                                                                       ---------     ---------
                                                                                         283,495       300,384
Due from affiliates                                                                        3,035         3,939
Derivative asset (Note 2)                                                                116,742            --
Other assets, net of accumulated amortization of $6,700 at September 30, 2001
   and $12,004 at December 31, 2000                                                        7,264        27,216
Excess cost over fair value of net assets acquired, net of accumulated amortization
   of $46,523 at September 30, 2001 and $39,945 at December 31, 2000                     172,981       179,560
                                                                                       ---------     ---------
Total assets                                                                           $ 854,357     $ 593,031
                                                                                       =========     =========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable                                                                    $  12,020     $  43,738
   Accrued liabilities                                                                     7,324        43,847
   Derivative liability (Note 2)                                                         180,414            --
   Current portion of long-term debt                                                       2,251
   Debtor-in-possession credit facility                                                   11,780       586,252
                                                                                       ---------     ---------
Total current liabilities                                                                213,789       673,837
Long-term debt, less current portion                                                       3,742         4,086
Accrued pension and other employee benefits                                               14,892        14,984
Derivative liability (Note 2)                                                            218,159            --
Other long-term liabilities                                                                8,438        12,257
Liabilities subject to compromise under reorganization proceedings:
     Secured debt                                                                        366,183
     Unsecured debt                                                                      177,716
     Unsecured accounts payable and other liabilities                                     99,888
Commitments and contingencies
Stockholder's deficit:
   Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                                 1             1
   Additional paid-in capital                                                             65,483        65,483
   Retained deficit                                                                     (313,858)     (177,541)
    Accumulated other comprehensive income                                                   (76)          (76)
                                                                                       ---------     ---------
Total stockholder's equity deficit                                                      (248,450)     (112,133)
                                                                                       ---------     ---------
Total liabilities and stockholder's deficit                                            $ 854,357     $ 593,031
                                                                                       =========     =========

                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ------------------------         -------------------------
                                                               2001            2000              2001            2000
                                                             --------        --------         ---------       ---------
Revenues                                                     $ 78,701        $ 86,224         $ 254,736       $ 254,495
Cost of sales                                                  65,287          83,029           217,744         228,690
                                                             --------        --------         ---------       ---------
Gross profit                                                   13,414           3,195            36,992          25,805
Selling, general and administrative expenses                   10,076           9,925            30,321          31,565
Change in fair value of derivatives                            63,377              --            93,140              --
Unusual items                                                   2,368            (561)            9,220             225
                                                             --------        --------         ---------       ---------
Operating income (loss)                                       (62,407)         (6,169)          (95,689)         (5,985)
Interest expense (Contractual interest expense:
    $13,858 and $43,736 for the three months and nine
    months ended September 30, 2001, respectively)             (5,107)        (14,579)          (34,985)        (40,607)
Reorganization items                                           (1,897)             --            (1,897)             --
Other income (expense), net                                       408         (17,158)            1,241         (13,218)
                                                             --------        --------         ---------       ---------
Loss before taxes                                             (69,003)        (37,906)         (131,330)        (59,810)
Income tax expense (benefit)                                    2,812         (14,496)            4,987         (21,543)
                                                             --------        --------         ---------       ---------
Net loss                                                     $(71,815)       $(23,410)        $(136,317)      $ (38,267)
                                                             ========        ========         =========       =========

    Net Loss per share - basic and diluted                   $(71,815)       $(23,410)        $(136,317)      $ (38,267)


Weighted average number of common shares outstanding:
    Basic and diluted                                               1               1                 1               1







                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           ---------------------------
                                                                                              2001              2000
                                                                                           ---------          --------
Operating activities:
   Net loss                                                                                $(136,317)         $(38,267)
   Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                                         35,521            37,454
        Net change in deferred taxes                                                           4,803           (21,449)
        Change in fair value of derivatives                                                   93,140                --
        Gain on disposal of assets                                                               (60)           14,859
        Foreign exchange (gain) loss                                                            (663)              768
        Net effect of changes in operating assets and liabilities                             24,698            13,936
                                                                                           ---------          --------
Net cash flows from operating activities                                                      21,122             7,301
                                                                                           ---------          --------
Investing activities:
   Capital expenditures                                                                       (8,293)          (12,746)
   Proceeds received from disposals of assets                                                    119             4,825
                                                                                           ---------          --------
Net cash flows from investing activities                                                      (8,174)           (7,921)
                                                                                           ---------          --------
Financing activities:
   Debtor-in-possession credit facility, net                                                  11,780                --
   Pre-petition revolving credit borrowings, net                                             (27,581)            4,997
   Payments on long-term debt                                                                   (514)           (1,855)
                                                                                           ---------          --------
Net cash flows from financing activities                                                     (16,315)            3,142
                                                                                           ---------          --------
Effect of exchange rate on cash                                                                 (534)           (1,570)
                                                                                           ---------          --------
Net change in cash and cash equivalents                                                       (3,901)              952

Cash and cash equivalents at beginning of period                                               5,000             2,903
                                                                                           ---------          --------
Cash and cash equivalents at end of period                                                 $   1,099          $  3,855
                                                                                           =========          ========






                 See notes to consolidated financial statements.

                         PIONEER CORPORATION OF AMERICA
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The consolidated balance sheet at September 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Corporation of America ("Pioneer") and its consolidated subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Pioneer is a wholly-owned subsidiary of Pioneer Companies, Inc. ("PCI"). All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by Pioneer's Canadian subsidiary, PCI Chemicals Canada Inc. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of the Company's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between PCI and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

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

     The Company has applied the accounting principles provided for in the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") for the period since July 31, 2001. Accordingly, pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheet, unamortized debt issuance costs related to debt that is subject to compromise have been reclassified against the related debt balances, and reorganization costs have been excluded from operating income. Contractual interest amounting to $8.8 million has not been recorded in the accompanying financial statements as it is not expected to be paid.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits, taxes, customer claims and rebates, and amounts owed certain critical vendors. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject pre-petition executory contracts and unexpired leases.

    The accompanying unaudited consolidated financial statements have been prepared on the going-concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of the Proposed Plan will materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary as a consequence of implementing the Proposed Plan. The ability of the Company to continue as a going concern is dependent upon, among other things, emergence from bankruptcy, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required were the Company were to be liquidated.

    Prior to filing for bankruptcy protection, the Company delayed making payments on various debt obligations due to insufficient liquidity. As a result, the Company was not in compliance with the terms of certain of its debt agreements.

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

     At September 30, 2001, the Company recorded a net unrealized loss of $93.1 million for various derivative positions executed by CRC purportedly for the benefit of the Company under the supplemental power contract. Of the net liability, $30.7 million is attributed to five forward purchase contracts and three option contracts executed by CRC and approved by the Company in accordance with procedures agreed upon by the Company and CRC. In September 2001, CRC presented to the Company a confirmation (the "global confirmation") that included numerous trades allegedly made on behalf of the Company by CRC under the supplemental power contract. Although a representative of the Company signed the global confirmation, the Company is currently disputing that these derivative positions are its responsibility. The Company has recorded a net liability of $62.4 million associated with these derivative positions, because the ultimate outcome of its dispute with CRC cannot be predicted at this time. The Company intends to vigorously dispute the claim by CRC that these contracts are the Company's responsibility.

     CRC has also allocated derivative positions to the Company that were not approved, either individually or collectively, by the Company. The net unrealized loss for these unapproved positions exceeded $30 million at September 30, 2001. The Company believes that CRC has no legal basis for its allocation of these derivative positions to the Company. The Company intends to vigorously dispute CRC's claims and believes that it will ultimately be successful in its assertion that these derivative positions are not its responsibility. Accordingly, the Company has not recorded these derivative positions in its consolidated financial statements as of September 30, 2001.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of the Company believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of its derivative positions at September 30, 2001.

     Notional amounts, presented in the table below, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed.

                                                                         APPROVED             DISPUTED*
                                                                       -------------        -------------
              Electricity Futures Contracts:
                Contract volume (mwh)                                      1,097,338           23,525,100
                Range of expirations (years)                             .25 to 5.00          .25 to 5.00
                Weighted average years until expiration                         4.01                 2.73
                Weighted average contract price (per mwh)              $       48.99        $       61.59
                Notional amount                                        $      53,759        $   1,448,951
                Weighted average fair value (per mwh)                  $       29.74        $       58.15
                Unrealized gain(loss)                                  $     (21,128)       $     (81,030)

              Electricity Options Contracts:
                Notional amount                                        $      36,820        $     395,971
                Range of expirations (years)                            0.25 to 5.00         0.25 to 5.00
                Weighted average years until expiration                         4.21                 2.84
                Weighted average strike price                          $       50.00        $       64.60
                Unrealized gain(loss)                                  $      (9,577)       $      18,595

               * Represents trades included in the global confirmation.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effects of changes in operating assets and liabilities are as follows:

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     --------         -------
              Accounts receivable                                                    $ 6,882)         $ 1,545
              Due from affiliates                                                        904           (1,584)
              Inventories                                                              1,975           (2,344)
              Prepaid expenses                                                          (150)           1,402
              Other assets                                                              (848)           6,266
              Pre-petition accounts payable and other liabilities                      10,370           8,651
              Post-petition accounts payable and other liabilities                     19,329              --
                                                                                     --------         -------
                   Net change in operating assets and liabilities                    $ 24,698         $13,936
                                                                                     ========         =======

     Following are supplemental disclosures of cash flow information:

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    -------------------------
                                                                                      2001             2000
                                                                                    --------         --------
              Cash payments for:
                 Interest                                                           $ 2,846          $ 33,196
                 Income taxes                                                           210                11

Non-Cash financing activity:

     In accordance with SOP 90-7, $12.4 million of unamortized debt issuance costs related to compromised debt has been reclassified against the related debt balance in the Company's consolidated balance sheet.

4.   INVENTORIES

Inventories consist of the following:

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2001               2000
                                                                                    -------------      ------------

               Raw materials, supplies and parts                                       $ 13,615           $ 14,329
               Finished goods and work-in-process                                         9,302              9,391
               Inventories under exchange agreements                                       (189)             1,347
                                                                                       --------           --------
                                                                                       $ 22,728           $ 25,067
                                                                                       ========           ========

5.   COMMITMENTS AND CONTINGENCIES

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

6.  PCI CHEMICALS CANADA INC.

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

 Summarized financial information of PCI Canada and the guarantors of these notes are as follows:

                                                      PCI              NOTE               INTERCOMPANY      CONSOLIDATED
                                                     CANADA         GUARANTORS            ELIMINATIONS        COMPANY
                                                  ------------      ----------            ------------      ------------
        AS OF SEPTEMBER 30, 2001:
        Current assets                              $ 20,931        $ 249,909               $     --          $ 270,840
        Non-current assets                           201,981          447,555                (66,019)           583,517
        Current liabilities                           16,001          197,788                     --            213,789
        Non-current liabilities                        5,348          305,902                (66,019)           245,231
        Liabilities subject to compromise            182,788          460,999                                   643,787

        FOR THE THREE MONTHS ENDED
          SEPTEMBER 30, 2001:
        Revenues                                    $ 35,288        $  63,931               $(20,518)         $  78,701
        Gross profit                                   9,316            4,098                     --             13,414
        Net income (loss)                              2,837          (74,652)                    --            (71,815)

        FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2001:
        Revenues                                    $110,231        $ 208,567               $(64,062)         $ 254,736
        Gross profit                                  29,460            7,122                    410             36,992
        Net income (loss)                              5,483         (142,210)                   410           (136,317)


        AS OF DECEMBER 31, 2000:
        Current assets                              $ 21,976        $  59,956               $     --          $  81,932
        Non-current assets                           196,832          355,615                (41,348)           511,099
        Current liabilities                          217,136          456,701                     --            673,837
        Non-current liabilities                        4,932           67,743                (41,348)            31,327

        FOR THE THREE MONTHS ENDED
          SEPTEMBER 30, 2000:
        Revenues                                    $ 35,194        $  69,904               $(18,874)         $  86,224
        Gross profit (loss)                            6,077           (2,744)                  (138)             3,195
        Net loss                                        (259)         (23,013)                  (138)           (23,410)

        FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2000:
        Revenues                                    $ 98,502        $ 207,334               $(51,341)         $ 254,495
        Gross profit                                  15,440           10,728                   (363)            25,805
        Net loss                                      (3,739)         (34,165)                  (363)           (38,267)

     Separate financial statements of PCI Canada and the guarantors of the PCI Canada notes are not included as management believes that separate financial statements of these entities are not material to investors.

7.  UNUSUAL ITEMS

     In March 2001, the Company announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded prior to March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was accrued prior to March 31, 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $1.6 million were made during the nine months ended September 30, 2001, resulting in accrued severance of $1.9 million at September 30, 2001.

     The $2.4 million of unusual items recorded during the quarter ended September 30, 2001, and $5.7 million of the $9.2 million of unusual items recorded during the nine-months ended September 30, 2001 are primarily comprised of professional fees related to the Company's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001.

8.  LONG-TERM DEBT

    Long-term debt (pre-petition amounts shown are net of unamortized debt issue costs) consisted of the following:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2001              2000
                                                                                    -------------     ------------
             Debtor-in-possession credit facility, variable interest rates based
                on U.S. prime rate plus 1 1/4% and Canadian prime rate plus 2%....   $   11,780        $       --
             Revolving credit facility; variable interest rates based on U.S.
                prime rate plus 1/2% and Canadian prime rate plus 1 1/4%..........           --        $   27,581
             9 1/4% Senior Secured Notes, due June 15, 2007.......................      195,950           200,000
             9 1/4% Senior Secured Notes, due October 15, 2007....................      170,233           175,000
             June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
                plus 250 basis points or base rate plus 125 basis points..........       95,013            96,750
             November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
                plus 287.5 basis points or base rate plus 162.5 basis points......       78,203            80,000
             Other notes, maturing in various years through 2014, with various
                installments, at various interest rates...........................       10,493            11,007
                                                                                     ----------        ----------
                       Total......................................................      561,672           590,338
             Long-term debt subject to compromise.................................     (543,899)               --
             Current portion of long-term debt....................................      (14,031)         (586,252)
                                                                                     -----------       ----------
                       Long-term debt, less current portion.......................   $    3,742        $    4,086
                                                                                     ==========        ==========

      See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code and the filing by Pioneer's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal.

      Effective December 15, 2000, the Company suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, the Company did not make principal payments under its June 1997 term facility and the November 1997 term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate, which is the non-default rate plus 2%, is in effect for the term facilities. When the Company defaulted on the $200 million Senior Secured Notes, it constituted an event of default under the indenture for the $175 million Senior Secured Notes.

       In September 1999, the Company entered into a $50 million three-year revolving credit facility (the "Revolving Facility") that provided for revolving loans in an aggregate amount up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secured borrowings under the facility. Effective July 31, 2001, the Company entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the

Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million. The borrowing base at September 31, 2001 was $46.9 million, subject to a reserve of $1 million. As of September 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $11.8 million.

     The Company's long-term debt agreements contain various restrictions which, among other things, limit the ability of the Company to incur additional indebtedness and to acquire or dispose of assets or operations. The Company is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of the Company since June 1997. As of September 30, 2001, no additional distributions were allowable under the debt covenants. The Company's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of September 30, 2001, the Company did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the DIP Facility, was not allowed. Additional new indebtedness was also restricted by the Bankruptcy Court.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $6.6 million.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on the Company's financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by Pioneer's Canadian subsidiary, PCI Chemicals Canada Inc. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of the Company's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between the Company and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division, on

November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

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

      The Company entered into a debtor-in-possession financing agreement (the "DIP Facility") which, as approved by the Bankruptcy Court in August 2001, provides for up to $50 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility was reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide the Company with $4 million more financing than was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On November 30, 2001 unused available borrowing capacity under the DIP Facility was $25.6 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

      The sufficiency of the Company's liquidity and capital resources is dependent upon the Company's emerging from Chapter 11, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. Now that the Proposed Plan has been confirmed, The Company believes the Proposed Plan will be implemented in a timely manner.

      The Company's capital expenditures for fiscal 2001 are expected to approximate $15 million, primarily for environmental, safety and production replacement projects.

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

      Net Cash Flows from Operating Activities. During the first nine months of 2001, the Company generated cash of $21.1 million from operating activities. The cash flow was primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of 2001 totaled $8.2 million, which was primarily attributable to capital expenditures.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first nine months of 2001 totaled approximately $16.3 million due to net repayments on the Revolving Facility of $27.6 million offset by borrowings under the DIP Facility of $11.8 million.

      Working Capital. The Company's working capital was $57.1 million at September 30, 2001 compared to a deficiency of

$591.9 million at December 31, 2000. This $649.0 million increase in working capital was primarily due to the reclassification of liabilities subject to compromise in the Company's consolidated balance sheet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues decreased by $7.5 million, or approximately 9%, to $78.7 million for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The decrease in revenues was primarily attributable to lower sales volumes, particularly at the Tacoma chlor-alkali facility, and the sale of the operations of Kemwater North America Company ("KNA") in 2000 which resulted in a $0.6 million decrease from 2000 to 2001. Additionally, The Company's average electrochemical unit ("ECU") price during the third quarter of 2001 decreased $11 from a year ago to $319.

      Cost of Sales. Cost of sales decreased $17.7 million, or approximately 21%, for the three months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily due to lower power costs, lower sales volumes and an $0.8 million decrease due to the KNA sale.

      Gross Profit. Gross profit margin increased to 17% in 2001 from 4% in 2000 primarily as a result of decreased power costs.

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

      For the three months ended September 30, 2001, the change in fair value of the derivative positions was an unrealized loss of $63.4 million principally because market power rates decreased substantially. Of the $63.4 million, $62.4 million related to transactions included under the global confirmation that are being disputed by the Company. The remaining $1.0 million related to transactions approved by the Company. See discussion in Note 2 of the Consolidated Financial Statements.

      Unusual Items. Unusual items for the three months ended September 30, 2001 of $2.4 million were primarily comprised of professional fees related to the Company's reorganization, incurred prior to the Chapter 11 filings. Unusual items for the three months ended September 30, 2000 related to the KNA sale.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or approximately 2%, for the three months ended September 30, 2001. This increase was primarily comprised of bad debt expense of $0.5 million, offset by a $0.3 million decrease due to the KNA sale.

      Interest Expense, Net. Interest expense, net decreased in 2001 as a result of contractual interest expense of $8.8 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Interest cost decreased $0.7 million for the three months ended September 30, 2001, primarily as a result of lower average debt outstanding under the revolving credit facility.

      Reorganization Items. Reorganization items for the three months ended September 30, 2001 were comprised of professional fees related to the Company's reorganization incurred subsequent to the Chapter 11 filings.

      Other Income (Expense), Net. Other income, net of $0.4 million for the quarter ended September 30, 2001 was primarily comprised of a foreign exchange gain. Other expense, net in 2000 of $17.2 represented a non-cash related party receivable write-down, in connection with an affiliate of the Company selling its coagulant business.

      Income Tax Expense (Benefit). Income tax expense for the quarter ended September 30, 2001 was $2.8 million, reflecting foreign tax expense on the income of the Company's Canadian operations. Due to recurring losses of the Company's U.S. operations and uncertainty as to the effect of the Company's reorganization on the availability and use of its U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $61.9 million was recorded in connection with the Company's U.S. deferred tax assets at December 31, 2000. During the quarter ended June 30, 2001 the Company recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from its U.S. operations. An income tax benefit of $14.5 million was recorded for the quarter ended September 30, 2000.

      Net Loss. Due to the factors described above, net loss for the three months ended September 30, 2001 was $71.8 million, compared to a net loss of $23.4 million for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues for the nine months ended September 30, 2001 were $254.7, or $0.2 million greater than the comparable period in the prior year. The increase attributable to higher electrochemical unit ("ECU") prices was partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility. The average ECU price during the nine months ended September 30, 2001 was $350, a $31 increase from a year ago. In addition, the sale of the operations of KNA in 2000 resulted in a $2.4 million decrease in revenues for the nine months ended September 30, 2001 as compared to the same period in 2000.

      Cost of Sales. Cost of sales decreased $10.9 million, or approximately 5%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily due to lower power costs, lower sales volumes and a $3.4 million decrease due to the KNA sale.

      Gross Profit. Gross profit margin increased to 15% in 2001 compared with 10% in 2000.

      Change in Fair Value of Derivatives. For the nine months ended September 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $93.1 million. Of the $93.1 million, $62.4 million related to transactions included under the global confirmation that are being disputed by the Company. The remaining $30.7 million related to transactions approved by the Company. See discussion in Note 2 of the Consolidated Financial Statements.

      Unusual Items. Unusual items for the nine months ended September 30, 2001 of $9.2 million were primarily comprised of severance expense and professional fees related to the Company's reorganization. Unusual items for the nine months ended September 31, 2000 were related to the KNA sale.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.2 million, or approximately 4%, for the nine months ended September 30, 2001. This decrease was comprised of a $1.0 million decrease due to the KNA sale, with the remainder primarily attributable to cost savings resulting from the organizational restructuring, offset somewhat by increases in bad debt expense.

      Interest Expense, Net. Interest expense, net decreased in 2001 as a result of contractual interest expense of $8.8 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Interest cost increased $3.2 million for the nine months ended September 30, 2001 as a result of higher interest rates and higher average borrowing levels. The interest rates related to the DIP Facility are greater than the rates that had been in effect under the previous revolving facility.

      Reorganization Items. Reorganization items for the nine months ended September 31, 2001 were comprised of professional fees related to the Company's reorganization incurred subsequent to the Chapter 11 filings.

      Other Income, Net. Other income for the nine months ended September 30, 2001 of $1.2 million was primarily comprised of a sales tax refund of $0.5 million, and a gain of $0.1 million on an asset sale, with the remainder attributable to foreign exchange gain. In 2000, other expense, net was comprised of a $17 million non-cash related party receivable write-down partially offset by a $3.3 million gain from the sale of certain excess property.

      Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2001 was $5.0 million, reflecting foreign tax expense on the income of the Company's Canadian operations. Due to recurring losses of the Company's U.S. operations and uncertainty as to the effect of the Company's restructuring on the availability and use of its

U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $61.9 million was recorded in connection with the Company's U.S. deferred tax assets at December 31, 2000. During the nine months ended September 30, 2001 the Company recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from its U.S. operations. An income tax benefit of $21.5 million was recorded for the nine months ended September 30, 2000.

      Net Loss. Due to the factors described above, net loss for the nine months ended September 30, 2001 was $136.3 million, compared to a net loss of $38.3 million for the same period in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $6.6 million.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on the Company's financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     At September 30, 2001, the Company recorded a net unrealized loss of $93.1 million for various derivative positions executed by CRC purportedly for the benefit of the Company under the supplemental power contract. Of the net unrealized loss, $30.7 million is attributed to five forward purchase contracts and three option contracts executed by CRC and approved by the Company in accordance with procedures agreed upon by the Company and CRC. In September 2001, CRC presented to the Company a confirmation (the "global confirmation") that included numerous trades allegedly made on behalf of the Company by CRC under the supplemental power contract. Although a representative of the Company signed the global confirmation, the Company is currently disputing that these derivative positions are its responsibility. The Company has recorded a net liability of $62.4 million associated with these derivative positions, because the ultimate outcome of its dispute with CRC cannot be predicted at this time. The Company intends to vigorously dispute the claim by CRC that these contracts are the Company's responsibility.

     CRC has also allocated derivative positions to the Company that were not approved, either individually or collectively, by the Company. The net liability for these unapproved positions exceeded $30 million at September 30, 2001. The Company believes that CRC has no legal basis for its allocation of these derivative positions to the Company. The Company intends to vigorously dispute CRC's claims and believes that it will ultimately be successful in its assertion that these derivative positions are not its responsibility. Accordingly, the Company has not recorded these derivative positions in its consolidated financial statements as of September 30, 2001.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of the Company believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of its derivative positions at September 30, 2001.

     Notional amounts, presented in the following tables, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed (see Note 2 to the Consolidated Financial Statements for amounts of "Approved" and "Disputed" derivative positions).

                  Electricity Futures Contracts:
                    Contract volume (mwh)                                           24,622,438
                    Range of expirations (years)                                   .25 to 5.00
                    Weighted average years until expiration                               2.79
                    Weighted average contract price (per mwh)                     $      61.03
                    Notional amount                                               $  1,502,710
                    Weighted average fair value (per mwh)                         $      56.88
                    Unrealized gain/(loss)                                        $   (102,158)

                  Electricity Option Contracts:
                    Notional amount                                               $    432,791
                    Range of expirations (years)                                  0.25 to 5.00
                    Weighted average years until expiration                               2.99
                    Weighted average strike price                                 $      63.04
                    Unrealized gain/(loss)                                        $      9,018

     The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 allocated over the lives of the contracts ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed.

                                                                                  EXPECTED MATURITY
                                                    ------------------------------------------------------------------------------
                                                      FOURTH
                                                      QUARTER       FISCAL       FISCAL        FISCAL       FISCAL      FISCAL
                                                        2001         2002         2003          2004         2005        2006
                                                    ------------------------------------------------------------------------------
Electricity Futures Contracts:
  Contract volume (mwh)                               2,975,639    7,006,360     2,798,110    3,947,843    3,947,243   3,947,243
  Weighted average contract price (per mwh)           $   68.51    $   79.47     $   56.39    $   49.44    $   49.35   $   49.35
  Notional amount                                     $ 203,870    $ 556,786     $ 157,272    $ 195,176    $ 194,803   $ 194,803
  Weighted average fair value (per mwh)               $   68.43    $   80.43     $   47.93    $   41.45    $   41.87   $   43.15
  Unrealized gain/(loss)                              $    (245)   $   6,768     $ (23,148)   $ (31,527)   $ (29,517)  $ (24,489)

Electricity Option Contracts
  Notional amount                                     $      --    $ 163,643     $  23,721    $  81,809    $  81,809   $  81,809
  Weighted average strike price                       $      --    $   95.21     $   51.04    $   52.42    $   52.42   $   52.42
  Unrealized gain/(loss)                              $      --    $   3,772     $  (1,047)   $   2,080    $   2,103   $   2,110

    Other than noted above, the Company's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the nine months ended September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Prior to the filing by Pioneer and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2001, and the concurrent filing by Pioneer's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal, the Company had suspended payments of interest and principal under various debt agreements, which created an event of default under Pioneer's Senior Secured Notes, term loans, and certain other indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                  None

          (b) Reports on Form 8-K

                  None



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER CORPORATION OF AMERICA




December 28, 2001                            By:   /s/ Philip J. Ablove
                                                   -----------------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer